Form 10-Q
period 2019-06-30
NGM BIOPHARMACEUTICALS INC
filed 2019-08-12
CIK 1426332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, the registrant had 66,042,966 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2019	2018*
Assets
Current assets:
Cash and cash equivalents	$265,072	$56,923
Short-term marketable securities	97,116	149,710
Related party receivable from collaboration	881	3,669
Prepaid expenses and other current assets	5,275	4,255
Total current assets	368,344	214,557
Property and equipment, net	22,172	23,893
Restricted cash	2,249	2,249
Deferred IPO costs	—	2,292
Other non-current assets	3,938	3,094
Total assets	$396,703	$246,085
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,164	$5,775
Accrued liabilities	15,292	14,003
Deferred rent, current	2,756	2,683
Deferred revenue, current	17,441	19,025
Total current liabilities	38,653	41,486
Deferred rent, non-current	10,843	12,221
Deferred revenue, non-current	—	3,942
Early exercise stock option liability	1,077	1,559
Convertible preferred stock warrant liability	—	198
Total liabilities	50,573	59,406
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value; 96,268,206 shares authorized as of June 30, 2019 and December 31, 2018; zero and 47,267,466 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $0 and $277,774 at June 30, 2019 and December 31, 2018, respectively	—	294,874
Stockholders' equity (deficit):
Common stock, $0.001 par value; 129,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 66,039,310 and 6,937,890 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	66	7
Additional paid-in capital	515,248	39,258
Accumulated other comprehensive gain (loss)	102	(267)
Accumulated deficit	(169,286)	(147,193)
Total equity (deficit)	346,130	(108,195)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$396,703	$246,085

*The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Related party revenue	$25,341	$22,118	$50,893	$40,731
Operating expenses:
Research and development	28,819	22,846	58,346	42,300
General and administrative	6,229	3,458	11,596	7,332
Total operating expenses	35,048	26,304	69,942	49,632
Loss from operations	(9,707)	(4,186)	(19,049)	(8,901)
Interest income	2,044	891	3,154	1,643
Other income (expense), net	(6)	95	(42)	117
Net loss	$(7,669)	$(3,200)	$(15,937)	$(7,141)
Net loss per common share, basic and diluted	$(0.13)	$(0.52)	$(0.47)	$(1.16)
Weighted average shares used to compute net loss per common share, basic and diluted	61,044,450	6,200,143	34,078,099	6,163,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Loss	$(7,669)	$(3,200)	$(15,937)	$(7,141)
Other comprehensive gain (loss), net of tax:
Net unrealized gain (loss) on available-for-sale marketable securities	147	156	369	(67)
Total comprehensive loss	$(7,522)	$(3,044)	$(15,568)	$(7,208)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In Thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity(Deficit)
Balance at December 31, 2018	47,267	$294,874	6,733	$7	$39,258	$(267)	$(147,193)	$(108,195)
Issuance of common stock to participants in 401(k) Plan	—	—	8	—	98	—	—	98
Vesting of common stock from early exercises	—	—	34	—	237	—	—	237
Issuance of common stock upon exercise of stock options	—	—	80	—	279	—	—	279
Stock-based compensation expense	—	—	—	—	2,605	—	—	2,605
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	222	—	222
Net exercise of preferred stock warrant to Series A preferred stock	16	198	—	—	—	—	—	—
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	(6,156)	(6,156)
Net loss	—	—	—	—	—	—	(8,268)	(8,268)
Balance at March 31, 2019	47,283	$295,072	6,855	$7	$42,477	$(45)	$(161,617)	$(119,178)
Issuance of common stock upon initial public offering, net of issuance cost	—	—	7,521	8	107,748	—	—	107,756
Issuance of common stock upon private placement	—	—	4,122	4	65,943	—	—	65,947
Issuance of common stock upon exercise of stock options	—	—	86	—	258	—	—	258
Vesting of common stock from early exercises	—	—	32	—	245	—	—	245
Conversion of Series A, B, C, D, E convertible preferred stock to common stock	(47,283)	(295,072)	47,283	47	295,025	—	—	295,072
Stock-based compensation expense	—	—	—	—	3,552	—	—	3,552
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	—	(7,669)	(7,669)
Balance at June 30, 2019	—	—	65,899	$66	$515,248	$102	$(169,286)	$346,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In Thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2017	47,267	$294,874	6,105	$6	$26,147	$(431)	$(146,700)	$(120,978)
Vesting of common stock from early exercises	—	—	35	—	108	—	—	108
Issuance of common stock upon exercise of stock options	—	—	35	—	71	—	—	71
Repurchase of common stock	—	—	(23)	—	(185)	—	—	(185)
Stock-based compensation expense	—	—	—	—	2,179	—	—	2,179
Changes in unrealized loss on available-for-sale securities	—	—	—	—	—	(223)	—	(223)
Net loss	—	—	—	—	—	—	(3,941)	(3,941)
Balance at March 31, 2018	47,267	$294,874	6,152	$6	$28,320	$(654)	(150,641)	$(122,969)
Issuance of common stock to participants in 401(k) Plan	—	—	11	—	—	—	—	—
Vesting of common stock from early exercises	—	—	31	—	108	—	—	108
Issuance of common stock upon exercise of stock options	—	—	81	1	163	—	—	164
Stock-based compensation expense	—	—	—	—	2,292	—	—	2,292
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	156	—	156
Net loss	—	—	—	—	—	—	(3,200)	(3,200)
Balance at June 30, 2018	47,267	$294,874	6,275	$7	$30,883	$(498)	(153,841)	$(123,449)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(15,937)	$(7,141)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,896	3,453
Amortization of discount on marketable securities	(803)	(171)
Stock-based compensation expenses	6,276	4,476
Early exercised stock options	—	7
Other non-cash expenses	98	—
Changes in operating assets and liabilities
Receivable from related party collaboration	2,788	—
Prepaid expenses and other assets	(1,864)	(428)
Accounts payable	(2,511)	2,056
Accrued expenses and other liabilities	1,167	(415)
Deferred rent	(1,305)	(652)
Deferred revenue	(11,682)	(9,939)
Net cash used in operating activities	(19,877)	(8,754)
Cash flows from investing activities
Purchase of marketable securities	(75,224)	(70,245)
Proceeds from sales and maturities of marketable securities	128,990	97,332
Purchase of property and equipment	(2,275)	(5,063)
Net cash provided by investing activities	51,491	22,024
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	110,078	—
Proceeds from issuance of common stock upon completion of private placement	65,947	—
Proceeds from issuance of common stock upon exercise of stock options	510	234
Repurchase of common stock	—	(185)
Net cash provided by financing activities	176,535	49
Net increase in cash and cash equivalents	208,149	13,319
Cash, cash equivalents, and restricted cash at beginning of period	59,172	27,842
Cash, cash equivalents, and restricted cash at end of period	$267,321	$41,161
Non-cash investing and financing activities:
Net exercise of convertible preferred stock warrant to Series A preferred stock	$198	$—
Vesting of common stock from early exercises	482	216
Cost of property and equipment in accounts payable and accrued liabilities	128	456
Deferred IPO costs in accounts payable and accrued liabilities	30	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDSENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary (collectively referred to as the “Company”) is a research-driven, clinical-stage biopharmaceutical company committed to discovering and developing first-in-class therapeutics for major diseases with an initial focus on cardio-metabolic and liver diseases. The Company’s current portfolio is composed of seven product candidates (NGM282 (aldafermin), NGM313, NGM386, NGM395, NGM217, NGM120 and NGM621) focused on non-alcoholic steatohepatitis, or NASH, diabetes, obesity, oncology and age-related macular degeneration, or AMD.

The Company was incorporated in Delaware on December 20, 2007 and its headquarters are located at 333 Oyster Point Blvd., South San Francisco, California 94080. The Company operates in one business segment.

Stock Split

On March 22, 2019, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a two-for-one basis (the “Reverse Stock Split”). In connection with the Reverse Stock Split, the conversion ratio for the Company’s outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. The par value of the common stock was not adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, early exercised options, share data, per share data, convertible preferred stock (to the extent presented on an as-converted to common stock basis) and related information contained in these condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Initial Public Offering

On April 3, 2019, the Company’s registration statement on Form S-1 was declared effective by the United States Securities and Exchange Commission (“SEC”) for its initial public offering (“IPO”) of its common stock.  The Company’s shares of common stock started trading on the Nasdaq Select Global Market on April 4, 2019 and the transaction closed on April 8, 2019. In connection with the IPO, the Company sold an aggregate of 7,521,394 shares of common stock, which included 6,666,667 shares of common stock and 854,727 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $16.00 per share. The aggregate net proceeds received by the Company from the offering were $107.8 million, net of underwriting discounts, commissions and offering expenses of $4.1 million, of which $2.3 million were paid in 2018. Upon the closing of the IPO, 47,283,839 shares of the Company’s outstanding convertible preferred stock were automatically converted to common stock on a 1:1 basis and the related carrying amount of $295.1 million was reclassified to common stock and additional paid-in capital within stockholders’ equity (deficit).

Concurrent with the completion of the IPO, the Company also issued 4,121,683 shares of its common stock to Merck Sharp & Dohme Corp. (“Merck”) in a private placement at a price of $16.00 per share for proceeds of $65.9 million, which resulted in Merck owning approximately 19.9% of the Company’s outstanding shares of common stock (Note 6).

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and Regulation S-X for interim consolidated financial information. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2018, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 4, 2019 (“the Prospectus”). These unaudited condensed consolidated financial statements reflect all adjustments that management believes are necessary for a fair presentation of the periods presented. All such adjustments are of a normal recurring nature and are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

These unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned foreign subsidiary in Australia. All intercompany balances and transactions have been eliminated upon consolidation.

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

Need for Additional Capital

Since inception, the Company has incurred net losses and negative cash flow from operations. During the three and six months ended June 30, 2019, the Company incurred net losses of $7.7 million and $15.9 million, respectively, compared to net losses of $3.2 million and $7.1 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the Company had an accumulated deficit of $169.3 million and does not expect to experience positive cash flows from operations in the near future. The Company had $362.2 million of cash, cash equivalents and marketable securities as of June 30, 2019, and therefore the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the SEC. To fully implement the Company’s business plan and fund its operations, the Company may raise capital through the issuance of equity securities or debt financings, collaborations, strategic alliances and licensing arrangements, government or other third-party funding or a combination of these.

Deferred Initial Public Offering Costs

Costs incurred in connection with the IPO primarily consisted of direct incremental legal, printing and accounting fees. IPO costs were capitalized as incurred and offset against proceeds upon completion of the IPO. As of June 30, 2019 and December 31, 2018, deferred IPO costs included on the accompanying condensed consolidated balance sheets were zero and $2.3 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, the related party receivables from collaboration and other current assets and liabilities approximate their respective fair values because of the short-term nature of those instruments. Fair value accounting is applied to the convertible preferred stock warrant liabilities that are recorded at their estimated fair value in the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. Cash equivalents are related to securities having an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with a bank it believes is highly creditworthy and with highly rated money market funds. As of June 30, 2019 and December 31, 2018, cash and cash equivalents consisted of bank deposits and investments in money market funds.

Marketable Securities

The appropriate classification of the Company’s marketable securities is determined at the time of purchase and such designations are re-evaluated at each balance sheet date. All of the Company’s securities are considered as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term marketable securities or long-term marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from net loss and reported in accumulated other comprehensive loss as a separate component of stockholders’ equity (deficit). Other income (expense), net, includes interest, amortization of purchase premiums and accretion of purchase discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method.

The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline.

Restricted Cash

The Company’s restricted cash represents collateral in connection with the lease on the Company’s headquarters entered into in 2015 and is classified as a non-current asset on the condensed consolidated balance sheets as the collateral will not be returned to the Company in less than 12 months (Note 7).

Concentration of Credit and Other Risks

Cash and cash equivalents and marketable securities from the Company’s available-for-sale and marketable security portfolio potentially subject the Company to concentrations of credit risk. The Company is invested in money market funds and marketable securities through custodial relationships with major U.S. and Australian banks. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government.

Related party receivables from collaborations (Notes 5 and 6) are typically unsecured. Accordingly, the Company may be exposed to credit risk generally associated with its current collaboration agreement (“Collaboration Agreement”) with Merck and any future collaboration agreements with other collaboration partners. To date, the Company has not experienced any losses related to these receivables.

Merck accounted for 100% of the Company’s revenue for the three and six months ended June 30, 2019 and 2018.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of June 30, 2019 and December 31, 2018, no revision to the remaining useful lives or write-down of long-lived assets was required.

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

Convertible Preferred Stock Warrant

Freestanding warrants to purchase the Company’s convertible preferred stock were classified as a liability on the condensed consolidated balance sheet at December 31, 2018 as the underlying shares of convertible preferred stock were contingently redeemable, which could have obligated the Company to transfer assets at some point in the future to settle the warrants. The convertible preferred stock warrants are recorded as a liability and subject to remeasurement at each balance sheet date, with changes in estimated fair value recorded in the Company’s consolidated statements of operations as a component of total other income (expense), net. On February 3, 2019, all convertible preferred stock warrants were automatically exercised on a net basis into 16,380 shares of Series A convertible preferred stock at a fair value of $0.2 million. As of June 30, 2019, there were no convertible preferred stock warrants outstanding.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and subsequent amendments (ASC 606), using the modified retrospective transition method applied to those contracts that were not completed as of January 1, 2019. ASC 606 supersedes all prior revenue recognition guidance. Results for operating periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with previous accounting rules under Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”).

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

All of the Company’s revenue to date has been generated from its collaboration agreements. The terms of these agreements generally require the Company to provide (i) license options for its compounds, (ii) research and development services and (iii) non-mandatory services in connection with participation in research or steering committees. Payments received under these arrangements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. In some agreements, the collaboration partner is solely responsible for meeting defined objectives that trigger contingent or royalty payments. Often the partner only pursues such objectives subsequent to exercising an optional license on compounds identified as a result of the research and development services performed under the collaboration agreement.

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

Prior to the adoption of ASC 606, the Company’s revenue from collaboration agreements was recognized when the Company determined that persuasive evidence of an arrangement exists, services had been rendered, the price was fixed or determinable and collectability was reasonably assured. The Company would record amounts received prior to satisfying the above revenue recognition criteria as deferred revenue until all applicable revenue recognition criteria were met. Revenue allocated to research activities was generally recognized in the period the services were performed, and revenue allocated to licenses was generally recognized on a straight-line basis over the contractual term. Allocations to non-contingent elements were based on the relative selling price of each element using vendor-specific objective evidence or third-party evidence, where available. In the absence of either of these measures, the Company used the best estimate of selling price for that deliverable.

The most significant change to the Company’s policies upon the adoption of ASC 606 is the estimation of an arrangement’s total transaction price, which would include any variable consideration and the recognition of that transaction price based on a cost-based input method that requires significant estimates to determine, at each reporting period, the percentage of completion based on the estimated total effort required to complete the project and the total transaction price.  Given the differences in revenue recognition policies, the revenue recognized in prior years is not strictly comparable to revenue recorded in the quarter ending June 30, 2019 or in future periods (see Recently Adopted Accounting Pronouncements).

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

Stock-Based Compensation

The Company’s stock-based compensation programs include stock options and shares that will be issued under the Company’s 2019 Employee Stock Purchase Plan ("ESPP"). Stock-based compensation to employees is valued on the grant date of each award using the Black-Scholes option-pricing model, and its estimated fair value is recognized over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period of each award. Subsequent to the adoption of ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, stock-based compensation expense for non-employee stock-based awards is also measured based on the fair value on grant date with its estimated fair value recorded over the period for which the non-employee is required to provide service in exchange for the award. As non-cash stock-based compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

Foreign Currency Transactions

The functional currency of NGM Biopharmaceuticals Australia Pty Ltd., a wholly-owned subsidiary, is the U.S. dollar. Accordingly, all monetary assets and liabilities of the subsidiary are remeasured into U.S. dollars at the current period-end exchange rates and non-monetary assets are remeasured using historical exchange rates. Income and expense elements are remeasured to U.S. dollars using the average exchange rates in effect during the period. Remeasurement gains and losses are recorded as other income (expense), net on the condensed consolidated statements of operations.

The Company is subject to foreign currency risk with respect to its clinical and manufacturing contracts denominated in currencies other than the U.S. dollar, primarily British Pounds, Swiss Francs and the Euro. Payments on contracts denominated in foreign currencies are made at the spot rate on the day of payment. Changes in the exchange rate between billing dates and payment dates are recorded within other income (expense), net on the condensed consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2019, the difference between comprehensive loss and net loss consisted of changes in net unrealized gain on marketable securities of $0.1 million and $0.4 million, respectively. The difference between comprehensive loss and net loss included changes in net unrealized gain on marketable securities of $0.2 million and net unrealized loss on marketable securities of $0.1 million for the three and six months ended June 30, 2018, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three and six months ended June 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except share and per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(7,669)	$(3,200)	$(15,937)	$(7,141)
Denominator:
Weighted-average number of common shares used in calculating net income per share—basic and diluted	61,044,450	6,200,143	34,078,099	6,163,425
Net loss per share—basic and diluted	$(0.13)	$(0.52)	$(0.47)	$(1.16)

Potential gross dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2019	2018
Convertible preferred stock	—	47,267,466
Options to purchase common stock	11,417,124	9,699,102
Warrants to purchase convertible preferred stock	—	19,637
Shares committed under ESPP	406,200	—
Total	11,823,324	56,986,205

Segment and Geographical Information

The Company operates in one segment. Substantially all of the Company’s long-lived assets are based in the United States. Long-lived assets are primarily comprised of property and equipment. For the three and six months ended June 30, 2019 and 2018, the Company’s revenues were entirely within the United States based upon the location of the customers.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act), we meet the definition of an emerging growth company, and have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting as part of the FASB simplification initiative. The new standard expands the scope of Topic 718, allowing the Company to apply the requirements of Topic 718 to certain non-employee awards issued in exchange for the acquisition of goods and services from non-employees. ASU 2018-07 is intended to supersede Subtopic 505-50, Equity-Based Payments to Non-Employees and is effective for the Company for fiscal years beginning after December 15, 2019. Effective January 1, 2019, the Company early adopted this ASU using the modified retrospective transition method in which all previously issued equity-classified share-based payment awards to non-employees were remeasured at fair value as of the adoption date. Newly issued equity-classified share-based payments awards to non-employees are measured at fair value as of grant date. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, to clarify the presentation of the change in restricted cash on the statement of cash flows. The new standard clarifies the FASB’s position that changes to restricted cash are not reflective of an entity’s operating, investing or financing activities, and therefore should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018. The Company elected to early adopt this ASU using the retrospective transition method to each period presented having no effect within the classification of its condensed consolidated statements of cash flows due to there being no changes in the Company’s restricted cash balances for any of the years presented.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced existing revenue recognition guidance and permits the use of either the full retrospective or modified retrospective transition method. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. For the Company, these standards (collectively, ASC 606) have the same effective date and transition date of January 1, 2019.

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

The impact of the adoption of ASC 606 on the condensed consolidated balance sheet as of June 30, 2019, condensed consolidated statement of operations and cash flows for the six months ended June 30, 2019 was as follows (in thousands):

	June 30, 2019
	Amount Under ASC 605	Adjustments	As Reported Under ASC 606
Deferred revenue, current	$13,287	$4,154	$17,441
Accumulated deficit	(165,132)	(4,154)	(169,286)

	Three Months Ended June 30, 2019
	Amount Under ASC 605	Adjustments	As Reported Under ASC 606
Related party revenue	$24,331	$1,010	$25,341
Loss from operations	(10,717)	1,010	(9,707)
Net loss	(8,679)	1,010	(7,669)
Net loss per common share, basic and diluted	(0.14)		(0.13)

	Six Months Ended June 30, 2019
	Amount Under ASC 605	Adjustments	As Reported Under ASC 606
Related party revenue	$48,891	$2,002	$50,893
Loss from operations	(21,051)	$2,002	(19,049)
Net loss	(17,939)	$2,002	(15,937)
Net loss per common share, basic and diluted	(0.53)		(0.47)

	Six Months Ended June 30, 2019
	Amount Under ASC 605	Adjustments	As Reported Under ASC 606
Cash flows from operating activities:
Net loss	$(17,939)	$2,002	$(15,937)
Changes in operating assets and liabilities:
Deferred revenue	(9,680)	(2,002)	(11,682)

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases lease transparency and comparability among organizations. Under the new standard, lessees will be required to recognize all assets and liabilities arising from leases on the balance sheet, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period financial statements and allows the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. The Company is currently assessing the timing of adoption and the impact that the adoption of ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s disclosure framework project. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement by removing the requirement to disclose amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. This ASU also modifies existing disclosure requirements by clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date, and it adds required disclosures for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU will be effective for the Company for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (ASC 808): Clarifying the Interaction between ASC 808 and ASC 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when then collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements. This ASU adds unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. This ASU will be effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The new guidance amended guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. This standard is effective for the Company’s fiscal year beginning after December 31, 2020. Early adoption is permitted for all entities. The Company is currently assessing the timing of adoption and the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements and related disclosures.

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

The FASB has defined fair value as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date, and established a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The FASB set forth three levels of inputs that may be used to measure fair value:

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

To date, the Company has not recorded any impairment charges on marketable securities other-than-temporary declines in market value. In determining whether a decline is other than temporary, the Company considers various factors including the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The Company estimates the fair values of investments in corporate agency bond securities, commercial paper and government agencies securities using level 2 inputs, by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

Cash and cash equivalents and marketable securities, all of which are classified as available-for-sale securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of June 30, 2019
Money market funds	$265,326	$—	$—	$265,326
Corporate and agency bonds	52,453	68	—	52,521
Commercial paper	12,665	—	—	12,665
U.S. government agencies securities	31,896	34	—	31,930
Total	$362,340	$102	—	$362,442
Classified as:
Cash and cash equivalents				$265,326
Short-term marketable securities (amortized cost of $97,014)				97,116
Total cash equivalents and marketable securities				$362,442

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2018
Money market funds	$34,983	$—	$—	$34,983
Corporate and agency bonds	68,323	—	(241)	68,082
Commercial paper	17,904	—	—	17,904
U.S. government agencies securities	63,751	—	(26)	63,725
Total	$184,961	$—	$(267)	$184,694
Classified as:
Cash and cash equivalents				$34,984
Short-term marketable securities (amortized cost of $149,978)				149,710
Total cash equivalents and marketable securities				$184,694

Cash and cash equivalents in the table above excludes payments in transit of $0.3 million as of June 30, 2019 and  cash on deposit with banks of $21.9 million as of December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Company’s marketable securities had remaining contractual maturities less than one year.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the estimated fair value of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements
As of June 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$265,326	$—	$—	$265,326
Corporate and agency bonds	—	52,521	—	52,521
Commercial paper	—	12,665	—	12,665
U.S. government agencies securities	—	31,930	—	31,930
	$265,326	$97,116	$—	$362,442

	Fair Value Measurements
As of December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$34,983	$—	$—	$34,983
Corporate and agency bonds	—	68,082	—	68,082
Commercial paper	—	17,904	—	17,904
U.S. government agencies securities	—	63,725	—	63,725
	$34,983	$149,711	$—	$184,694
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$198	$198
	$—	$—	$198	$198

There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2019 and year ended December 31, 2018.

The following table provides a summary of changes in the fair value of the Company’s convertible preferred stock warrant liability (in thousands):

Fair Value Using Level 3 Inputs	Amounts
Balance at December 31, 2017	$121
Change in fair value of warrant liability included in other income (expense), net	—
Balance at June 30, 2018	$121
Balance at December 31, 2018	$198
Net exercise of preferred stock warrant to Series A preferred stock	(198)
Balance at June 30, 2019	$—

The original estimated fair value of approximately $28,000 related to the convertible preferred stock warrants, issued in February 2009 in conjunction with entering into a loan and security agreement with a lender, was measured upon issuance using the Black-Scholes option-pricing model. The Company did not record any gains or losses related to the change in estimated fair value of the warrant liabilities for the six months ended June 30, 2018. On February 3, 2019, all of the warrants were automatically exercised on a net basis into shares of Series A preferred stock. Therefore, the Company did not record any changes in the estimated fair value of the warrant liabilities for the six months ended June 30, 2019. There were no convertible preferred stock warrants outstanding as of June 30, 2019.

4. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Computer equipment	$1,131	$1,123
Laboratory equipment and office furniture	20,939	18,977
Leasehold improvements	25,741	25,314
Construction in process	416	679
Total property and equipment, gross	48,227	46,093
Less: accumulated depreciation and amortization	(26,055)	(22,200)
Total property and equipment, net	$22,172	$23,893

Depreciation expense for the three and six months ended June 30, 2019 was approximately $1.9 million and $3.9 million, respectively. For the three and six months ended June 30, 2018, depreciation expense was $1.7 million and $3.5 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued expenses	$2,073	$2,595
Clinical trials and research and development costs	7,188	4,844
Personnel-related costs	3,579	4,148
Manufacturing costs	2,452	2,416
Total accrued liabilities	$15,292	$14,003

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

The Collaboration Agreement became effective in March 2015 and has a non-cancellable five-year term running through March 16, 2020. The agreement included an exclusive worldwide license to our GDF15 receptor agonist program. On March 15, 2019, Merck exercised its option to extend the research phase of the collaboration through March 16, 2022. Merck terminated its license to the GDF15 receptor agonist program effective May 31, 2019. The collaboration also includes a broad, multiyear drug discovery and early development program financially supported by Merck but scientifically directed by the Company with input from Merck. The Company determines the scientific direction and areas of therapeutic interest, with input from Merck, and is primarily responsible for the conduct of all research, preclinical and early clinical development activities, through human proof of concept. The Company makes the final determinations as to which compounds to advance into and through initial clinical trials, which to progress into human proof-of-concept studies and the design of any such studies, with input from Merck through various governance committees. The Company may terminate its participation in any of the governance committees by providing written notice to Merck of its intention to disband and no longer participate. Merck will fund both the internal and external costs of the Company’s research and early development activities up to $75.0 million each year of the initial five-year term and during the extended two year research period.

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

The research and early development program has an initial term of five years, until March 16, 2020. On March 15, 2019, Merck exercised its option to extend the research phase of the collaboration through March 16, 2022.  In connection with this extension, Merck agreed to continue to fund the Company’s research and development efforts during the two-year extension period at the same levels as during the initial term and, in lieu of a $20.0 million extension fee that would have otherwise been payable to the Company, Merck will make additional payments totaling up to $20.0 million in support of the Company’s research and development program activities across 2021 and the first quarter of 2022. Under the terms of the agreement, Merck is required to pay a $20.0 million extension fee if it elects to exercise its second option to extend the research phase of the collaboration through March 16, 2024.

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

The Company evaluated the Collaboration Agreement with Merck under ASC 606 as of January 1, 2019 and June 30, 2019. The Company identified the following promised goods or services at the inception of the Collaboration Arrangement: (i) license to GDF15 receptor agonist program; (ii) license to pursue research and development (“R&D”) and commercialization of small molecule compounds; (iii) performance of R&D services for five years; (iv) two options to extend performance of the R&D services, each for two additional years.; and (v) options to obtain licenses to additional compounds after proof of concept trials. The Company determined the GDF15 receptor agonist program license and small molecule program license are not distinct from the R&D services, resulting in these items being combined into a single performance obligation.

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

The transaction price consists of the $94.0 million upfront fee and the potential funding amounts of up to $75.0 million per year for each of the first five years of the Collaboration Agreement. No milestones or other forms of consideration are included in the transaction price as those amounts are contingent upon Merck exercising an option for licenses on additional compounds and would, therefore, be pursuant to separate arrangements and are not part of the Collaboration Agreement estimated transaction price.

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

Any fees associated with options, including upfront fees, funding fees, milestones, etc. are not included in the transaction price as they are associated with options that are not material rights and, thus, are not performance obligations within the Collaboration Agreement. This includes the $20.0 million license fee associated with Merck’s exercise of its option on NGM313. That amount was recognized in the period of exercise (i.e., fourth quarter of 2018) as the Company has no further obligations related to that license. Merck exercised its option on the NGM313 compound and paid the Company the $20.0 million option exercise fee in November 2018. The Phase 3 clinical study for NGM313 has not begun, and the Company has not made an election as to whether it will participate in cost and profit share or receive milestone and royalty payments. The amounts do not impact the estimated transaction price associated with the single performance obligation identified in the Collaboration Agreement.

As there is only one performance obligation in the Collaboration Agreement, the transaction price was allocated entirely to that performance obligation. The Company uses a cost-based input method to measure proportional performance and calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress given that other measures do not reflect how the Company transfers its performance obligation to Merck. In applying the cost-based input measure of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist of full-time equivalent (“FTE”) hours plus allowable external (third-party) costs incurred. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation.

On May 31, 2019, Merck terminated its license to the GDF15 receptor agonist program. The Collaboration Agreement R&D services are not affected by the GDF15 receptor agonist program license termination and are expected to continue through the remainder of the research program term.

As of June 30, 2019 and December 31, 2018, deferred revenue related to the single performance obligation in the Collaboration Agreement was $17.4 million and $23.0 million, respectively. Of the amount recognized for the adoption of ASC 606 in the reporting period ended June 30, 2019, $6.2 million was in deferred revenue at the end of the prior reporting period. As of December 31, 2018, $3.7 million was due from Merck under the Collaboration Agreement. To date, the Company has recognized revenue of approximately $315.9 million related to the single performance obligation in the Collaboration Agreement.

In connection with the Series E convertible preferred stock purchase agreement, the Company and Merck entered into an agreement whereby Merck agreed to purchase 4,121,683 shares of our common stock in a separate private placement concurrent with the completion of the Company’s IPO at a price per share equal to the public offering price of $16.00, resulting in Merck owning approximately 19.9% of the Company’s outstanding shares of common stock following the completion of the IPO. In addition, during the period that ends on the earlier of the end of the initial five-year research term, termination of the Collaboration Agreement or the date on which Merck’s ownership of the Company’s securities drops below 5%, Merck has agreed to vote its shares in favor of the Company’s nominees to the board of directors, increases in the authorized capital stock of the Company and amendments to the Company’s equity plans approved by the board of directors, in each case as recommended by the chairman of the Company’s board of directors. Merck has also agreed, during the period of the initial five-year research phase, not to sell any of its shares of the Company’s capital stock (subject to certain limited exceptions).

The Company is also eligible to receive additional payments specific to Merck opting into an Optioned Program. Each Optioned Program is eligible to receive a one-time payment of $20.0 million upon Merck’s exercise of its one-time option to obtain an exclusive, worldwide license to a compound following its completion of a human proof-of-concept study. In addition, if the Company does not opt into the cost and profit sharing option, then the Company is eligible to receive an aggregate of $449.0 million in milestone payments, of which $77.7 million relates to the potential achievement of specific clinical development events and $371.3 million relates to the potential achievement of certain regulatory events with respect to the licensed compounds for the first three indications in the United States, the European Union and Japan.

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

A breakout of the milestone payments in connection with the potential achievement of certain regulatory events for each of the three indications, for each of the three geographic areas, is as follows (in thousands):

	First Indication	Second Indication	Third Indication	Total
United States	$75,000	$56,250	$37,500	$168,750
European Union	60,000	45,000	30,000	135,000
Japan	30,000	22,500	15,000	67,500
	$165,000	$123,750	$82,500	$371,250

Summary of Collaboration Revenue

The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Related party revenue	$25,341	$22,118	$50,893	$40,731

The Company recognized collaboration and license revenue under the Collaboration Agreement of $25.3 million and $50.9 million for the three and six months ended June 30, 2019, respectively, of which $5.7 million and $11.4 million was recognized from the upfront license fee by applying the cost-based input measure of revenue recognition in those periods, respectively. The Company recognized collaboration and license revenue under the Collaboration Agreement of $22.1 million and $40.7 million for the three and six months ended June 30, 2018, respectively, of which $4.7 million and $9.4 million was the amortization of upfront license fee, respectively, with the remaining balance related to research and development services reimbursed by Merck provided under the Collaboration Agreement.

The Company is also eligible to receive commercial milestone payments of up to $125.0 million payable for each licensed product. In addition, the Company is eligible to receive royalties at ascending low-double digit to mid-teen percentage rates, depending on the level of net sales Merck achieves worldwide for each licensed compound.

Contract Assets and Liabilities

Changes in contract liabilities under ASC 606 were as follows (in thousands):

Amounts
Balance at December 31, 2018	$22,967
Adoption of ASC 606	6,156
Balance at January 1, 2019	29,123
Revenue recognized included in the contract liability balance at the beginning of the period	(11,682)
Balance at June 30, 2019	$17,441

There were no contract assets for all the periods presented.

6. Related Party Transactions

Revenues from related parties refer to the Collaboration Agreement with Merck. For the three and six months ended June 30, 2019, the Company recognized related party revenues of $25.3 million and $50.9 million, respectively. For the three and six months ended June 30, 2018, the Company recorded related party revenue of $22.1 million and $40.7 million, respectively. As of June 30, 2019 and December 31, 2018, the Company had deferred revenue from related party collaboration agreements of $17.4 million and $23.0 million, respectively.

Other related party transactions include the Company’s assignment of its operating lease of 630 Gateway to Merck (Note 7) and the Company’s private placement with Merck that occurred concurrently with the Company’s IPO (Note 1).

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

The 333 Oyster Point lease agreement required a letter of credit in the amount of $2.3 million as a security deposit to the lease, which the Company has recorded as non-current restricted cash on the condensed consolidated balance sheets. The Company has the right to reduce the letter of credit amount by $0.4 million on each of the third anniversary and fourth anniversary of the rent commencement date.

In July 2016, the Company assigned its operating lease of 630 Gateway to Merck, as part of the Company’s relocation to 333 Oyster Point. As part of the assignment of the lease, the Company is liable to the lessor if Merck defaults on its lease obligations. Therefore, in substance, the Company has guaranteed the lease payments for 630 Gateway, including lease-related expenses such as utilities, property tax and common area maintenance without any limitations. The Company assessed the need for a potential guarantee liability on the assigned lease, and concluded that the value of the guarantee was insignificant as of June 30, 2019 due to the short duration of the remaining lease term through November 2020, and Merck’s credit rating of AA/A1 and subsequent investment in tenant improvements to the facility. As of June 30, 2019 and 2018, the remaining lease payment obligations that are due for 630 Gateway were approximately $2.9 million and $4.8 million, respectively, which are to be paid directly from Merck to the lessor.

The Company recognizes rent expense on a straight-line basis over the lease period with the difference recorded as deferred rent. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense under these facility operating leases was approximately $0.5 million for the quarters ended June 30, 2019 and 2018 and $1.1 million for the six months ended June 30, 2019 and 2018.

Future minimum payments under the unassigned lease obligations described above are as follows as of June 30, 2019 (in thousands):

Year Ending December 31,
2019	$2,461
2020	4,995
2021	5,141
2022	5,294
2023	5,455
Total	$23,346

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

8. Convertible Preferred Stock

The Company has elected to follow the SEC staff’s guidance (included in ASC 480-10-S99, SEC Materials) when evaluating the classification of its shares within the condensed consolidated balance sheets. A liquidation, winding up, change in control, or sale of substantially all assets of the Company could constitute a redemption event. Although the majority of the Company’s preferred stock is not mandatorily or currently redeemable, a liquidation or winding up of the Company could constitute an event outside its control. Therefore, all shares of convertible preferred stock have been presented outside the permanent equity for all periods presented due to being contingently redeemable.

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

In March 2015, the Company amended and restated its certificate of incorporation in conjunction with the Series E convertible preferred stock offering. Prior to the conversion of the convertible preferred stock upon closing of the IPO, the significant rights and obligations of the Company’s convertible preferred stock were as follows:

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

Conversion:    Each share of convertible preferred stock was converted to shares of common stock at a ratio of 1:1 upon the closing of the Company’s IPO. The Company’s outstanding shares of convertible preferred stock converted into 47,283,839 shares of common stock (Note 1). As of June 30, 2019, the Company does not have any convertible preferred stock issued or outstanding.

9. Stockholders’ Equity (Deficit)

Common Stock

As of June 30, 2019 and December 31, 2018, the Company had 66,039,310 and 6,937,890 shares of common stock outstanding, respectively, which included shares subject to repurchase of 140,005 and 205,108, respectively, as a result of early exercise of stock options not yet vested. As of June 30, 2019 and December 31, 2018, the Company reserved shares of common stock for issuance as follows:

	June 30, 2019	December 31, 2018
Conversion of convertible preferred stock	—	47,267,466
Common stock options outstanding	11,417,124	9,806,689
Common stock options available for grant	349,401	2,125,875
Warrant to purchase convertible preferred stock	—	19,637
401(k) Matching Plan	28,274	36,751
ESPP shares available for purchase	1,000,000	—
Total	12,794,799	59,256,418

Stock Option Plan

In 2018, the Company adopted the 2018 Equity Incentive Plan (the 2018 Plan) for eligible employees, officers, directors, advisors and consultants, which provides for the grant of incentive and non-statutory stock options, restricted stock awards and stock appreciation rights. The terms of the stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2018 Plan. Options granted by the Company generally vest within four years and are exercisable from the grant date until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of the Company. As of June 30, 2019, 17,874,624 shares of common stock had been authorized for issuance under the 2018 Plan. The Company’s 2008 Equity Incentive Plan (the 2008 Plan) expired at the beginning of 2018.

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

Stock Option Activity

A summary of the outstanding stock options is as follows:

		Outstanding Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances at December 31, 2018	2,125,875	9,806,689	$5.86	6.62	$105,226
Additional shares reserved
Options granted	(1,898,251)	1,898,251	12.42
Options exercised	—	(166,039)	3.24
Options cancelled	121,777	(121,777)	8.72
Balances at June 30, 2019	349,401	11,417,124	$6.96	6.63	$87,792
Vested and expected to vest at June 30, 2019		11,284,854	6.91	6.61	87,261
Outstanding and exercisable at June 30, 2019		11,417,124	$6.96	6.63	$87,792

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the board of directors.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $7.82 and $4.93 per share, respectively. The intrinsic value of stock options exercised was $1.7 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. Because of the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the three and six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, there were 140,005 shares of common stock outstanding subject to the Company’s right of repurchase at prices ranging from $7.64 to $8.14 per share. At December 31, 2018, there were 205,108 shares of common stock outstanding subject to the Company’s right of repurchase at prices ranging from $4.00 to $8.14 per share. As of June 30, 2019 and December 31, 2018, the Company recorded $1.1 million and $1.6 million, respectively, as early exercise stock option liabilities associated with shares issued with repurchase rights.

Employee Stock-Based Compensation Expense

Employee and director stock-based compensation expense for the three and six months ended June 30, 2019 and 2018, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The following table summarizes stock-based compensation expense related to stock-based payment awards to employees and directors for the three and six months ended June 30, 2019 and 2018, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,151	$1,294	$3,563	$2,633
General and administrative	1,482	891	2,643	1,795
Total stock-based compensation expense	$3,633	$2,185	$6,206	$4,428

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.19%	2.75%	2.44%	2.59%
Expected term of options (in years)	5.76	6.25	6.17	6.25
Expected stock price volatility	65.47%	70.09%	64.92%	70.81%
Forfeiture rate	2.26%	11.94%	2.18%	5.46%
Expected dividends	—	—	—	—

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

Forfeiture Rate:    The forfeiture rate represents the percentage of unvested stock options the Company expects will not vest, and, therefore, should not be expensed.  The Company estimates forfeiture rates based on historical stock option grants and cancellations.

As of June 30, 2019, there was approximately $26.3 million in total unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted to employees and directors under the 2008 and 2018 Plans. The expense is expected to be recognized over a weighted-average period of 2.74 years.

Stock Options Granted to Non-employees

The Company grants stock options to non-employees in exchange for services performed for the Company. The Company granted 22,500 options to non-employees during the three and six months ended June 30, 2019 and did not grant any options during the three and six months ended June 30, 2018. Stock-based compensation expense related to stock-based payment awards to non-employees for the three and six months ended June 30, 2019 was $39,000 and $70,000, respectively. Stock-based compensation expense related to stock-based payment awards to non-employees for the three and six months ended June 30, 2018 was $23,000 and $48,000, respectively. As of June 30, 2019 and December 31, 2018, non-employee stock options to purchase 30,315 and 16,042 shares, respectively, remained unvested.

The fair value of stock option awards granted to non-employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.26%	—	2.26%	—
Expected term of options (in years)	6.00	—	6.00	—
Expected stock price volatility	65.77%	—	65.77%	—
Expected dividends	—	—	—	—

2019 Employee Stock Purchase Plan

In March 2019, the Company adopted the 2019 ESPP. The Company reserved 1,000,000 shares of common stock pursuant to purchase rights granted to the Company’s employees. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each calendar year, beginning January 1, 2020, by the least of (1) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 1,000,000 shares or (3) a number determined by our board of directors that is less than (1) and (2).

Under the 2019 ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2019 ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $0.5 million for the three months ended June 30, 2019. As of June 30, 2019, no shares of common stock were issued under the 2019 ESPP.

The fair value of the rights granted to employees under the 2019 ESPP was estimated at the date of offer using a Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	1.90%	—	1.90%	—
Expected term of options (in years)	1.24	—	1.24	—
Expected stock price volatility	59.79%	—	59.79%	—
Expected dividends	—	—	—	—

10. Income Taxes

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapeutics based on our scientific understanding of key biological pathways underlying cardio-metabolic, liver, oncologic and ophthalmic diseases. These diseases are among the largest unmet medical needs globally and represent leading causes of morbidity and mortality and a significant burden for healthcare systems. Since the commencement of our operations in 2008, we have generated a robust portfolio of seven product candidates, six of which have entered clinical testing. Our most advanced product candidate, aldafermin, previously known as NGM282, is wholly-owned and entered Phase 2b development for the treatment of non-alcoholic steatohepatitis, or NASH, in mid-2019. In an ongoing Phase 2 clinical trial, aldafermin has demonstrated the ability to rapidly improve NASH and reverse liver fibrosis at 12 weeks. Our other programs are in Phase 1 clinical or preclinical testing; some of these programs are subject to our Merck collaboration as described below.

In February 2015, we entered into a five-year research collaboration, product development and license agreement with Merck Sharp & Dohme Corp., or Merck, that allows us to develop multiple product candidates in parallel without bearing substantially greater costs or incurring significantly greater risk compared to developing candidates on our own. Through June 30, 2019, Merck had paid us $378.7 million, of which $20.0 million was to license NGM313 and related compounds and $358.7 million was upfront payment and reimbursement of research and development expenses. On March 15, 2019, Merck exercised its option to extend the collaboration through March 16, 2022, and has the right to extend it again through March 16, 2024. As part of the extension through March 16, 2022, Merck agreed to continue to fund our research and development efforts at the same levels during the two-year extension period and, in lieu of a $20.0 million extension fee payable to us, during such two year extension period, Merck will make additional payments totaling up to $20.0 million in support of our research and development activities across 2021 and the first quarter of 2022.

In April 2019, we completed an IPO issuing an aggregate of 7,521,394 shares of common stock, which included 854,727 shares of common stock issued pursuant to the over-allotment option granted to the underwriters at a price of $16.00 per share, before underwriting discounts and commissions. As a result of the IPO, we received approximately $107.8 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses of $4.1 million, of which $2.3 million was paid in 2018.  As of June 30, 2019, we offset the deferred offering costs against the net proceeds received from the sale of common stock. At the closing of the IPO, 47,283,839 shares of outstanding convertible preferred stock were automatically converted to common stock on a 1:1 basis. Following the IPO, there were no shares of preferred stock outstanding. Concurrent with the completion of the IPO, we also issued 4,121,683 shares to Merck in a private placement at a price of $16.00 per share for proceeds of $65.9 million, which resulted in Merck owning approximately 19.9% of our outstanding shares of common stock.

We have incurred net losses in each year since our inception. Our consolidated net losses were $7.7 million and $15.9 million for the three and six months ended June 30, 2019, respectively, compared to losses of $3.2 million and $7.1 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $169.3 million, of which $4.2 million was an accumulated adjustment to retained earnings at January 1, 2019 for the Company’s adoption of ASU 2014-09, Revenue from Contracts with Customers, and subsequent amendments (“ASC 606”), under the modified retrospective approach to adoption. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenses on other research and development activities.

Since inception, we have funded our operations primarily through the private placement of convertible preferred stock totaling $295.1 million, upfront license fees paid by collaboration partners of $123.0 million, our initial public offering with net proceeds of $107.8 million, a concurrent private placement of common stock to Merck for $65.9 million, the license of NGM313 and related compounds to Merck for $20.0 million and research and development service fees provided by collaboration partners of $284.6 million. We do not have any products approved for sale and do not anticipate generating revenue from product sales for the foreseeable future, if ever. Accordingly, to fund further operations we may need to raise capital. Until such time as we can generate meaningful revenue from product sales, if ever, we expect to finance our operating activities through public equity or debt financings, collaborations, strategic alliances and licensing arrangements, government or other third-party funding or a combination of these. We may not be able to secure additional funding on terms acceptable to us, or at all, and any failure to secure funding as and when needed could compromise our ability to execute on our business plan, which could materially and adversely affect our business, financial condition and results of operations. To the extent we obtain additional funding through product collaborations, these arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not have a sales organization.

Financial Operations Overview

Collaboration Revenue

Our revenue to date has been generated primarily from recognition of license fees and research and development service funding pursuant to our collaboration agreements, the most significant of which is with Merck. Merck is also a significant stockholder and, as such, collaboration revenue from Merck is referred to as related party revenue. We have not generated any revenue from commercial product sales to date. We receive research and development funding pursuant to our Collaboration Agreement with Merck, and we may also be entitled to receive additional milestone and other contingent payments upon the occurrence of specific events. Due to the nature of this Collaboration Agreement and the nonlinearity of the related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in future periods.

The following table summarizes the sources of our collaboration revenue for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Related party revenue
Recognition of upfront fee	$5,710	$4,700	$11,402	$9,400
Collaboration service revenue	19,631	17,418	39,491	31,331
Total related party revenue	$25,341	$22,118	$50,893	$40,731

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

Our clinical development efforts are focused on multiple programs. Our lead product candidate, aldafermin, is the subject of ongoing and planned Phase 2 clinical trials for NASH. We anticipate the majority of our financial resources outside of the Merck collaboration will be dedicated to the development of aldafermin for the foreseeable future, however, we may also devote financial resources to the development of our GDF15 receptor agonist program, or to other programs in the event Merck does not elect to license these programs upon completion of a proof-of-concept study, or in the event Merck elects to terminate its license to a program. Additionally, if our research and development expenses were to exceed the funding caps provided in our Collaboration Agreement with Merck, we could be required to devote our financial resources toward the development of those programs subject to the collaboration.

The aldafermin clinical trials we have initiated or plan to initiate include: (1) a 24-week expansion cohort of aldafermin (cohort 4) under our ongoing Phase 2 protocol as a double-blind, placebo-controlled study of once-daily 1 mg aldafermin for the treatment of patients with fibrosis stage F2 or F3 NASH, (2) a Phase 2b clinical trial of aldafermin in a double-blind, placebo-controlled format testing 0.3 mg, 1 mg and 3 mg daily doses of aldafermin for 24 weeks for the treatment of patients with fibrosis stage F2 or F3 NASH and (3) a Phase 2b clinical trial of aldafermin for the treatment of NASH patients with early cirrhosis (F4 stage fibrosis). Significant portions of our research and development resources are focused on these clinical trials and other work needed to prepare aldafermin for regulatory approval for the treatment of NASH, including manufacturing of clinical trial material and preparation for Phase 3 testing of aldafermin in NASH.

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

We have initiated Phase 1 clinical trials for NGM120, NGM217 and NGM621, each of which is subject to reimbursement under our Merck collaboration up to the funding caps provided in the agreement. We recently completed a Phase 1 trial assessing the safety, tolerability and pharmacokinetics of NGM120. Later this year, we are planning to initiate a Phase 1a/1b clinical study with NGM120 in cancer patients to explore its potential to treat cancer anorexia-cachexia syndrome and, possibly, cancer. Merck has a one-time option to license NGM120 following completion of a proof-of-concept study in humans.

We are also conducting a Phase 1 clinical trial with NGM217 to assess safety and tolerability and to inform dose-range finding for future studies. Thereafter, we plan to commence a Phase 1b/2a proof-of-concept study in diabetic patients to assess the ability of the agent to increase insulin production by the pancreas. Merck has a one-time option to license NGM217 following completion of a proof-of-concept study in humans.

We initiated a Phase 1 clinical trial of NGM621 in the second half of 2019. We expect the Phase 1 clinical trial will assess the safety and tolerability of up to two intravitreal injections of NGM621 in patients with the dry form of age-related macular degeneration. Merck has the option to license NGM621 following completion of a proof-of-concept study in humans.

NGM386 and NGM395 comprise our GDF15 receptor agonist program and both were licensed to Merck at the inception of our collaboration. Substantially all of the related research and development expenses for these programs were borne directly by Merck under our Collaboration Agreement. Merck terminated its license to the GDF15 receptor agonist program, effective May 31, 2019, and we regained full rights to NGM386 and NGM395. We may incur further research and development expenses following our assessment of the suitability of this program for further development.

Our research and development expenses related to the development of aldafermin, NGM313, NGM120, NGM217 and NGM621 consist primarily of:

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

The following is a comparison of research and development expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
External research and development expenses:
Aldafermin (FGF19 analog)	$5,934	$2,730	$12,714	$5,393
NGM313 (FGFR1c/KLB agonist)	644	992	1,773	1,643
NGM386, NGM395 (GDF15 analogs)	416	746	373	743
NGM120 (GFRAL antagonist)	1,894	991	2,183	1,639
NGM217 (undisclosed)	263	515	443	1,241
NGM621 (undisclosed)	1,199	1,648	2,482	1,976
Total external research and development expenses	10,350	7,622	19,968	12,635
Internal and unallocated research and development expenses(1)	18,469	15,224	38,378	29,665
Total research and development expenses	$28,819	$22,846	$58,346	$42,300

(1)

Internal and unallocated research and development expenses consist primarily of employee compensation, research supplies and consulting fees, which we deploy across multiple research and development programs.

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

A change in the outcome of any of the risks and uncertainties associated with the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2019	2018	Change ($)	2019	2018	Change ($)
Related party revenue	$25,341	$22,118	$3,223	$50,893	$40,731	$10,162
Operating expenses:
Research and development	28,819	22,846	5,973	58,346	42,300	16,046
General and administrative	6,229	3,458	2,771	11,596	7,332	4,264
Total operating expenses	35,048	26,304	8,744	69,942	49,632	20,310
Loss from operations	(9,707)	(4,186)	5,521	(19,049)	(8,901)	10,148
Interest income	2,044	891	1,153	3,154	1,643	1,511
Other income (expense), net	(6)	95	(101)	(42)	117	(159)
Net loss	$(7,669)	$(3,200)	$4,469	$(15,937)	$(7,141)	$8,796

Related Party Revenue.    Related party revenue was $25.3 million and $22.1 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $3.2 million in revenue was primarily due to $1.0 million recognized on the adoption of ASC 606, $1.2 million for increased reimbursable research personnel costs and $1.0 million for increased reimbursable research and development costs.

For the six months ended June 30, 2019 and 2018, related party revenue was $50.9 million and $40.7 million, respectively. The increase of $10.2 million in revenue was primarily due to $2.0 million recognized on the adoption of ASC 606, $2.9 million for increased reimbursable research personnel costs, $5.1 million increase in reimbursable research and development costs and $0.3 million for increased costs associated with maintaining our intellectual property rights.

Research and Development Expenses.    Research and development expenses were $28.8 million and $22.8 million for the three months ended June 30, 2019 and 2018, respectively. The increase in research and development expenses of $6.0 million was primarily attributable to an increase of $3.2 million in unallocated research and development expenses primarily related to hiring and personnel-related expenses and early research testing and $4.1 million in external expenses primarily related to clinical trials and CRO costs for our aldafermin and NGM120 programs. These increases were partially offset by a decrease of $1.3 million in other program external expenses resulting from timing of clinical trial activities and lower manufacturing costs of clinical materials.

For the six months ended June 30, 2019 and 2018, research and development expenses were $58.3 million and $42.3 million, respectively. The increase in research and development expenses of $16.0 million was primarily attributable to an increase of $8.7 million in unallocated research and development expenses primarily related to hiring and personnel-related expenses and early research testing, $3.0 million for the acquisition of clinical trial materials and $5.5 million in external expenses primarily related to clinical trial and CRO costs for aldafermin, NGM120 and NGM621 programs. These increases were partially offset by a decrease of $1.2 million in other program external expenses resulting from timing of clinical trial activities and lower manufacturing costs of clinical materials. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly to the extent that product candidates whose costs are not borne by our collaborator, such as aldafermin and, possibly, NGM386 and NGM395, advance in clinical development.

General and Administrative Expenses.    General and administrative expenses were $6.2 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively. The increase in general and administrative expenses of $2.7 million was primarily due to an increase of $1.3 million in personnel-related expenses, $0.6 million for legal and accounting expenses and $0.8 million for consulting expenses.

For the six months ended June 30, 2019 and 2018, general and administrative expenses were $11.6 million and $7.3 million, respectively. The increase in general and administrative expenses of $4.3 million was primarily due to an increase of $1.8 million in personnel-related expenses, $1.5 million for legal and accounting expenses and $1.0 million for consulting expenses.  We anticipate general and administrative expenses will increase with expansion of support resources.

Interest Income.    Income was $2.0 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively and $3.2 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in interest income was primarily attributable to higher yields on our available-for-sale marketable securities and an increase in our cash and investments balance subsequent to the completion of our IPO in April 2019.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities since our inception. As of June 30, 2019, our operations have been financed primarily through the private placement of convertible preferred stock totaling $295.1 million, upfront license fees paid by collaboration partners of $123.0 million, the license of NGM313 and related compounds to Merck for $20.0 million and research and development service fees provided by collaboration partners of $284.6 million. In April 2019, we completed our IPO and issued an aggregate of 7,521,394 shares of common stock, which included 6,666,667 shares of common shares and 854,727 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at an offering price of $16.00 per share. We received $107.8 million, net of underwriting discounts, commissions and offering expenses. We concurrently completed a private placement of 4,121,683 common shares to Merck at a price of $16.00 per share, for proceeds of $65.9 million. As of June 30, 2019, we had cash and cash equivalents of $265.1 million, short-term marketable securities of $97.1 million, working capital (excluding deferred revenue) of $347.1 million and an accumulated deficit of $169.3 million, compared to cash and cash equivalents of $56.9 million, short-term marketable securities of $149.7 million, working capital (excluding deferred revenue) of $192.1 million and an accumulated deficit of $147.2 million at December 31, 2018.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our product candidates, expand our corporate infrastructure, including the costs associated with becoming a public company, and conduct pre-commercialization activities. We will require substantial additional capital to achieve our development and commercialization goals for aldafermin, for any Merck licensed programs that we opt to co-develop for any programs that Merck does not opt to develop and that we choose to develop and for any programs for which Merck elects to terminate its license, including NGM386 and NGM395, for which Merck has terminated its license and that we are considering whether to advance pending study results. If our Merck collaboration were to be terminated, we could require significant additional capital in order to proceed with development and commercialization of our product candidates, or we may require additional partnering in order to help fund such development and commercialization. We plan to continue to fund our operations and capital funding needs through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. The sale of convertible debt or additional equity could result in additional dilution to our stockholders. Incurring indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(19,877)	$(8,754)
Investing activities	51,491	22,024
Financing activities	176,535	49
Net increase in cash and cash equivalents	$208,149	$13,319

Cash Used in Operating Activities

During the six months ended June 30, 2019, cash used in operating activities was $19.9 million, which consisted of a net loss of $15.9 million, adjusted for non-cash charges of $9.4 million and cash used through changes in operating assets and liabilities of $13.4 million. The non-cash charges consisted primarily of stock-based compensation expense of $6.3 million and depreciation expense of $3.9 million. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable from related party collaboration revenue of $2.8 million, increase in prepaid expenses and other current assets of $1.9 million, decrease in accounts payable of $2.5 million, increase in accrued expenses and other liabilities of $1.2 million and decreases in deferred rent and deferred revenue of $1.3 million and $11.7 million, respectively. The decrease in deferred revenue is primarily attributed to changes in revenue from the adoption of ASC 606 and the timing of advance payments from Merck related to the reimbursement of costs associated with research and development activities.

During the six months ended June 30, 2018, cash used in operating activities was $8.8 million, which consisted of a net loss of $7.1 million, adjusted for non-cash charges of $7.8 million and cash used through changes in operating assets and liabilities of $9.4 million. The non-cash charges consisted primarily of stock-based compensation expense of $4.5 million and depreciation expense of $3.5 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $9.9 million due to the recognition of upfront license fees from Merck and the timing of advance payments from Merck related to the reimbursement of costs associated with research and development activities. This was partially offset by an increase in accounts payable of $2.1 million.

Cash Provided by Investing Activities

During the six months ended June 30, 2019, cash provided by investing activities was $51.5 million, which consisted of $129.0 million in proceeds from the maturities of marketable securities, partially offset by purchases of marketable securities of $75.2 million and purchases of property and equipment of $2.3 million.

During the six months ended June 30, 2018, cash provided by investing activities was $22.0 million, which consisted of $97.3 million in proceeds from the maturities of marketable securities, partially offset by purchases of marketable securities of $70.2 million and purchases of property and equipment of $5.1 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities was $176.5 million, which consisted of net proceeds from issuance of common stock upon completion of our IPO of $110.1 million, issuance of common stock upon completion of the private placement with Merck of $65.9 million and the issuance of common stock upon the exercise of previously granted stock options of $0.5 million. The net proceeds from the completion of the IPO of $110.1 million were comprised of our proceeds of $111.9 million, after deducting underwriting discounts and commissions, less offering expenses of $4.1 million, of which $2.3 million was paid in 2018.

During the six months ended June 30, 2018, cash provided by financing activities was $49,000, which consisted of proceeds from the issuance of common stock upon the exercise of previously granted stock options of $0.2 million less repurchases of common stock of $0.2 million.

Off-Balance Sheet Arrangements

We have not entered into and do not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities and non-cancelable purchase commitments with contract manufacturers or service providers. The following table sets out, as of June 30, 2019, our contractual obligations due by period (in thousands):

	Payments due by period
	Less than	1 to 3	4 to 5	More than
	1 year	years	years	5 years	Total
Contractual obligations:
Operating lease obligations(1)	$4,922	$15,656	$2,768	$—	$23,346
Total contractual obligations	$4,922	$15,656	$2,768	$—	$23,346

(1)	Consists of our corporate headquarters lease encompassing approximately 122,000 square feet of office and laboratory space that expires in December 2023.

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

Quantitative and Qualitative Disclosures about Market Risk

Our cash, cash equivalents and marketable securities as of June 30, 2019 consisted of readily available checking and money market funds, as well as available-for-sale securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. We do not believe that our cash, cash equivalents or marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents and marketable securities at one or more financial institutions that are in excess of federally insured limits.

We are also exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our Australian subsidiary. In addition, we contract with vendors that are located in Asia and Europe, and the payments under such contracts are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2019 and December 31, 2018, our liabilities denominated in foreign currencies were not material. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.

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

Revenue Recognition

On January 1, 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers, and subsequent amendments (ASC 606), using the modified retrospective transition method applied to those contracts that were not completed as of January 1, 2019. ASC 606 supersedes all prior revenue recognition guidance. Results for operating periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with previous accounting rules under Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”).

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

All of our revenue to date has been generated from our collaboration agreements. The terms of these agreements generally require us to provide (i) license options for our compounds, (ii) research and development services and (iii) non-mandatory services in connection with participation in research or steering committees. Payments received under these arrangements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. In some agreements, the collaboration partner is solely responsible for meeting defined objectives that trigger contingent or royalty payments. Often the partner only pursues such objectives subsequent to exercising an optional license on compounds identified as a result of the research and development services performed under the Collaboration Agreement.

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

Prior to the adoption of ASC 606, our revenue from collaboration agreements was recognized when we determined that persuasive evidence of an arrangement exists, services had been rendered, the price was fixed or determinable and collectability was reasonably assured. We would record amounts received prior to satisfying the above revenue recognition criteria as deferred revenue until all applicable revenue recognition criteria were met. Revenue allocated to research activities was generally recognized in the period the services were performed, and revenue allocated to licenses was generally recognized on a straight-line basis over the contractual term. Allocations to non-contingent elements were based on the relative selling price of each element using vendor-specific objective evidence or third-party evidence, where available. In the absence of either of these measures, we used the best estimate of selling price for that deliverable.

The most significant change to our policies upon the adoption of ASC 606 is the estimation of an arrangement’s total transaction price, which would include any variable consideration and the recognition of that transaction price based on a cost-based input method that requires significant estimates to determine, at each reporting period, the percentage of completion based on the estimated total effort required to complete the project and the total transaction price.  Given the differences in revenue recognition policies, the revenue recognized in prior years is not strictly comparable to revenue recorded in the quarter ending June 30, 2019 or in future periods (see Recently Adopted Accounting Pronouncements in the condensed consolidated financial statements).

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

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants and rights to acquire stock granted under our 2019 ESPP, recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures.

Subsequent to the adoption of ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, stock-based compensation expense for non-employee stock-based awards is also measured based on the fair value on grant date with its estimated fair value recorded over requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures.

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

We recorded stock-based compensation expense related to employees, directors and nonemployees of $3.7 million and $6.3 million for the three and six months ended June 30, 2019, respectively compared to $2.2 million and $4.5 million for the three and six months ended June 30, 2018. As of June 30, 2019, we had unrecognized stock-based compensation cost related to options granted to employees and directors of $26.3 million, net of forfeitures, which is expected to be recognized as expense over approximately 2.74 years.

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

Newly Issued Accounting Pronouncements

Except as described in Note 2 to the condensed consolidated financial statements under the headings “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted,” there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in our audited consolidated financial statements and notes for the year ended December 31, 2018, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 4, 2019, that are of significance or potential significance to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $362.2 million as of June 30, 2019, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Results and Capital Needs

We have incurred net losses every year since our inception, expect to incur significant and increasing operating losses and may never be profitable. Our stock is a highly speculative investment.

We are a clinical-stage biopharmaceutical company that was incorporated in December 2007 and commenced operations in early 2008. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net loss was $0.5 million and $14.2 million for the years ended December 31, 2018 and 2017, respectively. For the three and six months ended June 30, 2019, we also incurred net losses of $7.7 million and $15.9 million, respectively, compared to net losses incurred for three and six months ended June 30, 2018 of $3.2 million and $7.1 million, respectively. As of June 30, 2019, we had an accumulated deficit of $169.3 million.

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

Over the past two years, substantially all of our revenue was from our collaboration partner, Merck. We will require substantial additional capital to achieve our development and commercialization goals for aldafermin, for any Merck licensed programs that we opt to co-develop and for any programs that Merck does not opt to license and that we choose to develop, such as NGM386 and/or NGM395, for which Merck terminated its license effective May 31, 2019 and for which we are considering advancement pending study results. Under the Merck collaboration, Merck provides us with reimbursement for research and development activities of up to $50 million per year, plus additional amounts up to agreed upon annual caps, if certain conditions are met; however, we may require additional funding to advance our research and development affairs on our planned timeline, or at all. If our Merck collaboration were to be terminated, or if the annual cap under the Merck collaboration is insufficient, we could require significant additional capital in order to proceed with development and commercialization of our product candidates, or we may require additional partnering in order to help fund such development and commercialization. Merck has exercised its option to extend the research and early development program through March 16, 2022 and has the right to extend it again through March 16, 2024. If adequate funds or partners are not available to us on a timely basis, on favorable terms or at all, we may be required to delay, limit, reduce or terminate our research and development efforts or other operations.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly to the extent that product candidates whose costs are not borne by our collaborator, such as aldafermin, NGM386 and NGM395, advance in clinical development. We believe that our existing cash, cash equivalents and short-term marketable securities and funding we expect to receive under our existing Collaboration Agreement and through our IPO, will fund our projected operating requirements for at least the next twelve months. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short- and long-term, will depend on many factors, including:

•	the initiation, progress, timing, costs and results of preclinical tests and clinical trials for our product candidates and future product candidates we may develop;
•	whether Merck exercises its option to license product candidates upon our completion of a proof-of-concept study in humans;
•	whether Merck terminates the research collaboration (under pre-specified circumstances in the Collaboration Agreement) or terminates a program that is licensed;

•	whether Merck exercises its remaining option to extend the research phase of its collaboration with us, which would trigger an extension payment to us;
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
•

implementation of new, or changes to, guidance or interpretations from the FDA or comparable foreign authorities with respect to approval pathways for product candidates we are pursuing, such as draft guidance documents from the FDA for the development of NASH that issued in 2018 and 2019 and from the EMA that issued in 2018;

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

We have limited experience in conducting the late-stage clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our current clinical trials may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenue and may not become profitable.

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

To date, the data supporting our drug discovery and development programs are derived from laboratory and preclinical studies and earlier-stage clinical trials. Despite the results reported in our Phase 1 and 2 clinical trials for aldafermin, in Phase 1 clinical trials for NGM313, NGM120, and NGM386 and in preclinical studies for our other product candidates, future clinical trials in humans may show that one or more of our product candidates are not safe and effective, in which event we may need to abandon development of such product candidates. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, these compounds might not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways.

Further, we expect that our current product candidates will, and future product candidates may, require chronic administration. The need for chronic administration increases the risk that participants in our clinical trials will fail to comply with our dosing regimens. If participants fail to comply, we may not be able to generate clinical data acceptable to the FDA in our trials. The need for chronic administration also increases the risk that our clinical drug development programs may not uncover all possible adverse events that patients who take our products may eventually experience. The number of patients exposed to our product treatments and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or chance findings that may only be detected once our products are administered to more patients and for longer periods of time.

If we are unable to successfully discover, develop or enable our partners to develop drugs that are effective and safe in humans, we will not have a viable business.

The Phase 2 clinical trial of aldafermin that has produced NASH histology data is ongoing, and the clinical data produced to date is preliminary and has not been subjected to quality control procedures.

We have ongoing, Phase 2 clinical trials of aldafermin in NASH. Until the 24-week cohort of the aldafermin Phase 2 clinical trial is completed, we are unable to perform typical quality control procedures on the data produced in this trial to ensure its accuracy. While we believe the data available to date is accurate, until such time as the final quality control procedures are performed it should be regarded as preliminary. Differences between preliminary data and final data may lead us to make different operational decisions regarding or incur additional expenses for the development of aldafermin than we otherwise would if final data was available. Additionally, our business and prospects depend on the development of this program, and, if final data is less promising than the preliminary data suggests, our business and prospects could be adversely affected.

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

Conducting clinical trials for any of our drug candidates for approval in the United States requires filing an IND application and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the institutional review board at each such site, manufacturing clinical quantities of drug candidates and supplying drug product to clinical sites. Currently, we have multiple active INDs with the FDA in the United States, including for aldafermin for NASH and primary biliary cholangitis, or PBC, for NGM621 for geographic atrophy secondary to age-related macular degeneration and for NGM120 for treatment of solid tumors and pancreatic cancer, and an active Clinical Trial Authorisation in the United Kingdom from the Medicines and Healthcare Products Regulatory Agency for NGM217 for diabetes.

We cannot guarantee that we will be able to successfully accomplish required regulatory activities or all of the other activities necessary to initiate and complete clinical trials. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products. We do not know whether any other clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of clinical development include:

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
•

changes in regulatory authority recommendations or guidance regarding development of drugs for a particular indication that we are pursuing, such as draft guidance documents from the FDA for the development of NASH that issued in 2018 and 2019 and from the EMA that issued in 2018;

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

To date, our product candidates have been manufactured by third-party manufacturers solely for preclinical studies and clinical trials. These manufacturers may not be able to scale production to the larger quantities required for large clinical trials and to commercialize our product candidates. We have entered into a Development and Manufacturing Services Agreement with Lonza Ltd. for the production of Phase 3 and commercial supplies of aldafermin. The process of manufacturing our products is complex, highly regulated and subject to several risks, including:

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Additional clinical trials may be required to evaluate the safety profile of our product candidates. Serious adverse events that were reported in our completed Phase 1 and Phase 2 clinical trials of aldafermin include: moderate dizziness, community acquired pneumonia, iron deficiency anemia, fractured finger, pneumonitis/alveolitis, acute pancreatitis, pneumonia, pleurisy, non-myocardial infarction cardiac arrest, chest pain, vertigo, headache, accelerated hypertension, kidney mass, bowel obstruction, bilirubin increase, cholangitis, progression of primary sclerosing cholangitis, or PSC, and intervertebral discitis. In our completed Phase 1 and Phase 1b clinical trials of NGM313, there were two reported serious adverse events: cholecystitis and rectal bleeding due to hemorrhoids, both of which were deemed by the investigators to be unrelated to treatment with NGM313. In our completed Phase 1 clinical trial of NGM120, preliminary data indicate there were three reported serious adverse events: renal colic, bipolar disorder and panic attack, all of which were deemed by the investigators to be unrelated to treatment with NGM120 or placebo.

Significant increases in serum levels of low density lipoprotein, or LDL, cholesterol were observed in clinical trials of aldafermin in NASH and type 2 diabetes. The drug-induced changes in LDL cholesterol were brought back to baseline levels with concomitant statin use in NASH patients, however, sustained LDL cholesterol elevations in untreated patients can be associated with cardiovascular disease. While the impact of these drug-induced changes in cholesterol are unknown, we believe that concomitant statin use, along with aldafermin’s triglyceride lowering and high density lipoprotein, or HDL, cholesterol elevating properties, will provide an overall neutral to positive impact on patients’ cardiovascular health. We have not observed any significant changes in LDL cholesterol with aldafermin in trials we have conducted in patients with cholestatic liver disease, such as PBC and PSC.

One subject in the aldafermin Phase 2 clinical trial in type 2 diabetes developed antibodies against aldafermin that appear to cross-react with FGF19. This patient did not demonstrate any biochemical or clinical safety concerns while in the study, and we have not identified any safety concerns while monitoring the subject following the study. Six of the 36 subjects in the aldafermin Phase 2 extension clinical trial in PBC were confirmed to have antibodies against aldafermin. These subjects have not demonstrated any biochemical or clinical safety signals that were different from observations in subjects that did not generate antibodies against aldafermin. However, future results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In such an event, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences could materially and adversely affect our business, financial condition and prospects.

Our most advanced clinical-stage product candidate, aldafermin, is a modified version of a human hormone that has been associated with liver cancer in rodent testing.

Aldafermin is a modified version of FGF19, a human hormone that has been associated with liver cancer in rodent testing. The IND that we filed in February 2014 for type 2 diabetes was placed on clinical hold by the FDA Division of Metabolism and Endocrinology Products pending receipt of additional information relating to the potential risk of proliferative effects of aldafermin in the livers of non-human primates and mice based on concerns relating to the observation that human FGF19 can induce hepatocellular proliferation in rodents. We withdrew this IND in January 2015, as we determined that we would not further study aldafermin in type 2 diabetes after we analyzed the results of the Phase 2 clinical trial of aldafermin in type 2 diabetes and made the determination to pursue NASH and other liver indications. To date, the FDA Division of Gastroenterology and Inborn Errors Products, which is responsible for the NASH indication, has not requested any additional information regarding the potential for aldafermin to induce hepatocellular proliferation. We have received feedback from the FDA Carcinogenicity Assessment Committee, or CAC, that our preclinical data through six-month chronic toxicology studies in mice and monkeys support a single species, two-year carcinogenicity assessment in rats. The human hormone and the rodent ortholog for FGF19 share a sequence identity of approximately 50%, which means that the results of these studies of aldafermin in rats are not necessarily predictive of the potential risk of carcinogenicity in humans. To our knowledge, neither FGF19 nor any variant thereof other than aldafermin has ever been tested in humans. We believe we have identified a modified version of FGF19 that does not exhibit the cancer causing effects of native human FGF19 in rodents. We believe that aldafermin will have a superior therapeutic profile to FGF19 based on preclinical data showing reduced fasting blood glucose levels, fed insulin levels and bile acid suppression in animals. However, we may be incorrect in these beliefs, and we cannot be sure that regulators will view our product candidate as safe or that physicians will view our product candidates as superior to alternative treatments. Concerns about the association between FGF19 and liver cancer could have an adverse effect on our ability to develop and commercialize aldafermin.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical companies, including AbbVie, Allergan, AstraZeneca, Bayer, Bristol-Myers Squibb, Eisai, Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Novo Nordisk, Pfizer, Roche, Sanofi and Takeda, as well as large and small biotechnology companies such as 89Bio, Akero, Albireo, Amgen, Can-Fite, Cirius, CymaBay, Enanta, Galectin, Galmed, Genfit, Gilead, Intercept, Inventiva, Madrigal, MannKind, MediciNova, Metacrine, Nalpropion, Terns, Viking, Vivus and Zafgen, are pursuing the development or marketing of pharmaceuticals that target the same diseases that are targeted by our most advanced product candidates. It is probable that the number of companies seeking to develop products and therapies for the treatment of cardio-metabolic disorders, liver, oncologic and ophthalmic diseases will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical testing and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

If aldafermin or NGM313 were approved for the treatment of NASH, future competition could also arise from products currently in development, including: cenicriviroc, an immunomodulator that blocks CCR2 and CCR5 from Allergan; firsocostat, an ACC inhibitor and cilofexor, an FXR agonist from Gilead; OCA, an FXR agonist, from Intercept; MGL-3196, a beta-thyroid hormone receptor agonist from Madrigal; pegbelfermin, PEGylated FGF21, from Bristol-Myers Squibb; AKR-001, an Fc conjugated FGF21 from Akero; elobixibat, an IBAT-inhibitor from Albireo; a Galectin-3 inhibitor from Galectin; a synthetic conjugate of cholic acid and arachidic acid from Galmed; an FXR agonist from Metacrine; FXR agonists from Novartis; semaglutide, a GLP-1 analog from Novo Nordisk; a mitochondrial pyruvate complex modulator from Cirius; a PPAR delta agonist from CymaBay; and a PPAR alpha/delta agonist from Genfit. The foregoing competitive risks apply to aldafermin, any variants of aldafermin, including the second-generation, half-life extended version of FGF19 we are currently developing and NGM313.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors, pharmaceutical companies and others in the medical community. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. We cannot be certain that third-party payors will sufficiently reimburse sales of our products, or otherwise enable us to sell our products at profitable prices. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many regions, including Europe, Japan and Canada, where we may market our products, either directly or with our collaborators, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	the efficacy and safety profile of the product candidate as demonstrated in clinical trials;
•	the timing of market introduction of the product candidate, as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•	acceptance of the product candidate as a safe and effective treatment by clinics and patients;
•	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement and pricing by third parties and government authorities;
•	the relative convenience and ease of administration;
•	the availability of coverage and adequate reimbursement and pricing by third parties and government authorities;
•	the frequency and severity of adverse events;
•	the effectiveness of sales and marketing efforts; and
•	unfavorable publicity relating to the product candidate.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. More recently, the Senate Republicans introduced and then updated a bill to replace the Affordable Care Act known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the Affordable Care Act without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017.

Each of these measures was rejected by the full Senate. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain Affordable Care Act -mandated fees. Congress will likely consider other legislation to replace elements of the Affordable Care Act. In December 2018, a United States District Court judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While this U.S. District Court judge, as well as the Trump administration and Centers for Medicare and Medicaid Services, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was enacted, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

•

the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to the U.S. Department of Health and Human Services ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our former facility was subject to electrical blackouts as a result of a shortage of available electrical power. Future blackouts could disrupt the operations of our facility. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a complete recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The contract manufacturing organization that is the sole supplier of clinical drug substance of NGM313, NGM120, NGM217, NGM621, NGM386 and NGM395, is located in a region that has experienced recent political unrest.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Similar to other companies in our industry, we face substantial cybersecurity risk. Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants may fail and are vulnerable to damage from computer viruses and unauthorized access. While we have not, to our knowledge, experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates, to analyze clinical trial samples and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. In 2017, a security breach of the internal computer systems of our collaborator, Merck, caused material damage to its operations, but did not affect our internal operations. In June 2019, a vendor that conducted bioanalytical services for some of our aldafermin clinical trials was affected by a ransomware attack that resulted in a significant disruption to its IT systems. This cybersecurity incident at our vendor resulted in an integrity loss of certain clinical sample data for aldafermin that may result in material costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be hindered or delayed.

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

In February 2015, we entered into a collaboration with Merck focused on the discovery, development and commercialization of biologics, including NGM313, NGM386, NGM395, NGM217, NGM120 and NGM621 but excluding aldafermin. In November 2018, Merck exercised its option to license NGM313. Merck’s license to the GDF15 receptor agonist program, including NGM386 and NGM395, was terminated effective May 31, 2019. On March 15, 2019, Merck exercised its option to extend the collaboration for an additional two years, from March 17, 2020 through March 16, 2022. The collaboration involves a complex allocation of rights, provides for substantial research and development support, provides for additional payments upon Merck’s election to extend the term of the research program and provides us with either milestone payments based on the achievement of specified clinical development, regulatory and commercial milestones and royalty-based revenue if certain product candidates are successfully commercialized or a cost and profit sharing arrangement with the possibility that we would provide sales representatives to co-detail the product candidates that Merck elects to advance in the United States. We cannot predict the success of the collaboration, including whether Merck exercises its option to license additional product candidates or terminates its license to a program.

We may seek other third-party collaborators for the development and commercialization of any product candidates that are not subject to the Merck collaboration, including aldafermin, NGM386 and NGM395. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

•

Collaborators might opt not to pursue development and commercialization of our product candidates or not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities. For example, Merck might opt not to exercise its option to acquire a license to a product candidate that has generated proof-of-concept data, or Merck may opt to terminate its license to a program, as it did for NGM386 and NGM395.

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

Subject to certain limitations, Merck may partially terminate the agreement for convenience as it relates to NGM313 or any future optioned program. Merck terminated its license to the GDF15 receptor agonist program effective May 31, 2019. Merck may also terminate the agreement as it relates to its rights to research and develop small molecule compounds. It may also terminate the agreement with respect to a specific optioned program, such as NGM313, in the event of an uncured material breach by us. If Merck terminates a program as a result of our uncured material breach, then we would lose our option to participate in global cost and profit sharing if not yet exercised as of the time of termination, and lose our co-detailing option (whether or not exercised as of that time) for the relevant optioned program.

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

If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we or our collaborator may need to manufacture it in larger quantities. We intend to use third-party manufacturers for commercial quantities of aldafermin, NGM386, NGM395, NGM217, NGM120 and NGM621 to the extent we advance these product candidates and will rely on Merck to determine whether to utilize a third-party manufacturer or internal manufacturing capacity for NGM313 and other optioned product candidates. Our or our collaborator’s manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we or our collaborator are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our or our collaborator’s failure or the failure of third-party manufacturers to comply with the FDA’s cGMP and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.

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

We and our collaborator expect to expend substantial management time and effort to enter into relationships with third parties and, if we or our collaborator successfully enter into such relationships, to manage these relationships. In addition, substantial capital will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, we are less knowledgeable about the reputation and quality of third-party contractors in countries outside of the United States where we conduct discovery research, preclinical and clinical development and manufacturing of our programs and, therefore, enter into these relationships with less information than if these third parties were in the United States and may not choose the best parties for these relationships.

We may seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For product candidates not partnered with Merck, such as aldafermin, NGM386 and NGM395, we may decide to collaborate with other pharmaceutical and biotechnology companies for their development and potential commercialization.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, under our Collaboration Agreement with Merck, we may not directly or indirectly research, develop, manufacture or commercialize, except pursuant to the agreement, any medicine or product candidate that modulates a target then subject to the collaboration with specified activity. The FGF19 program, including aldafermin, is excluded from this provision, notwithstanding that both aldafermin and NGM313 signal, in part, through the FGFR1c pathway. During the tail period following the research term, we may not directly or indirectly research, develop or commercialize, outside of the collaboration, any medicine or product candidate with specified activity against any collaboration target that has been designated a tail target.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborator obtains marketing approval. To date, we have obtained materials for aldafermin, NGM313, NGM386, NGM395, NGM217, NGM120 and NGM621 for our preclinical and clinical testing from third-party manufacturers. Other than for a long-term supply agreement with Lonza for aldafermin, we do not have a long-term supply agreement with any third-party manufacturer.

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

We have received orphan drug status for aldafermin for PBC in the United States and for PBC and PSC in the European Union. The FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States and fewer than five in 10,000 individuals in the European Union. Typically, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the European Medicines Agency, or EMA, from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and 10 years in the European Union. The European Union exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Although we have obtained orphan drug status for aldafermin for PBC and PSC, that exclusivity may not effectively protect the candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. Any inability to secure orphan drug designation or the exclusivity benefits of this designation could have an adverse impact on our ability to develop and commercialize our product candidates. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Obtaining orphan drug designation may not provide us with a material commercial advantage.

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the BLA. Fast Track designation does not change the standards for product approval.

Although aldafermin has received Fast Track designation from the FDA for PBC and NASH, we may not necessarily experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for aldafermin or any other product candidate that we are developing or may develop.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations and civil and criminal sanctions by the government. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

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

Even if we receive regulatory approval for aldafermin or any of our other product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. If aldafermin is approved by the FDA based on a surrogate endpoint pursuant to accelerated approval regulations (Subpart E regulations), we will be required to conduct additional clinical trials establishing clinical benefit on the ultimate outcome of NASH. Additionally, we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities for aldafermin and our other product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

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

Any changes we make to our product candidates, including aldafermin, NGM313, NGM120, NGM621, NGM386 and NGM395 to cause them to have what we view as more advantageous properties may not be covered by our existing patents and patent applications, and we may be required to file new patent applications and/or seek other forms of protection for any such altered product candidates. The patent landscape surrounding the technology underlying our product candidates is crowded, and there can be no assurance that we would be able to secure patent protection that would adequately cover an alternative to our aldafermin molecule, including the half-life extended variant of FGF19 that we are developing, NGM313, NGM120, NGM621, NGM386 and NGM395 or any of our other product candidates.

We do not currently own or have a license to any issued patents that cover our NGM217 or NGM621 product candidates, although they are disclosed and claimed in our pending U.S. provisional, U.S. non-provisional and/or Patent Cooperation Treaty (“PCT”) applications. The patent landscape surrounding NGM217 and NGM621 is crowded, and there can be no assurance that we will be able to secure patent protection that would adequately cover such product candidates, nor can there be any assurance that we would obtain sufficiently broad claims to be able to prevent others from selling competing products.

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

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after the resulting products are commercialized. As a result, our owned and in-licensed patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours and we may need to rely solely on regulatory or similar protections, if they are available. We expect to seek extensions of patent terms for our issued patents, where available. In the United States, this includes under the Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the original expiration date of the patent as compensation for regulatory delays. However, such a patent term extension cannot lengthen the remaining term of a patent beyond a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. During the period of patent term extension, the claims of a patent are not enforceable for their full scope, but are instead limited to the scope of the approved product. In addition, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. In addition, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to the expiration of relevant patents or otherwise failing to satisfy applicable requirements. If this occurs, any period during which we have the right to exclusively market our product will be shorter than we would otherwise expect, and our competitors may obtain approval of and launch products earlier than might otherwise be the case.

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

Periodic maintenance and annuity fees on issued United States patents and most foreign patent applications and patents must be paid to the U.S. Patent and Trademark Office (“USPTO”), and foreign patent agencies, respectively, in order to maintain such patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application, examination and issuance processes. While an inadvertent lapse can, in some cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our collaborator fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would have a material adverse effect on our business, financial condition and results of operations.

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

Several third parties are actively researching and seeking and obtaining patent protection in the cardio-metabolic disease, NASH, oncology and ophthalmic fields, and there are issued third-party patents and published third-party patent applications in these fields. The patent landscape around our aldafermin, NGM313, NGM217, NGM120, NGM621, NGM386 and NGM395 product candidates is complex, and we are aware of several third-party patents and patent applications containing claims directed to compositions of matter, methods of use and related subject matter, some of which pertain, at least in part, to subject matter that might be relevant to our aldafermin, NGM313, NGM217, NGM120, NGM621, NGM386 and NGM395 product candidates. However, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates and technologies.

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

Third-party pre-issuance submission of prior art to the USPTO, or opposition, derivation, revocation, reexamination, inter partes review or interference proceedings, or other pre-issuance or post-grant proceedings or other patent office proceedings or litigation in the United States or other jurisdictions provoked by third parties or brought by us or our collaborator, may be necessary to determine the inventorship, priority, patentability or validity of inventions with respect to our or our collaborator’s patents or patent applications. An unfavorable outcome could leave our technology or product candidates without patent protection, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or could require us or our collaborator to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our product candidates without infringing third-party patent rights. Our business could be harmed if the prevailing party does not offer us or our collaborator a license on commercially reasonable terms, or at all. Even if we or our collaborator obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our collaborator. In addition, if the breadth or strength of protection provided by our or our collaborator’s patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees.

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

For example, through our European representative, we filed an opposition in the European Patent Office (“EPO”), to a patent granted to St. Vincent’s Hospital Sydney Limited, or St. Vincent’s, claiming the use of MIC-1, also known as GDF15, in the treatment of obesity. In the first instance proceedings, the Opposition Division at the EPO upheld the patent as granted. We have appealed this decision to the Board of Appeals at the EPO, and the patentee filed its reply to our grounds for appeal in November 2018. Although there are uncertainties regarding EPO appeal timelines, summons to oral proceedings will likely issue towards the end of 2019, and oral proceedings are likely to be scheduled six to twelve months thereafter. The St. Vincent’s patent as granted is currently scheduled to expire in April 2025. Even should the patent be upheld on appeal, we do not believe that NGM386 and/or NGM395 would be commercially launched until after expiration of the patent. In addition, we have filed an opposition in the EPO to a patent granted to Amgen Inc., or Amgen, claiming the use of GDF15 polypeptides for the treatment of several metabolic disorders. At the first instance proceedings, the Opposition Division at the EPO maintained the patent in amended form, with claims not including obesity, an indication for which we are presently pursuing regulatory approval for NGM386 and NGM395. We plan to appeal the decision to maintain the patent to the Board of Appeals at the EPO. The Amgen patent as granted is currently scheduled to expire in April 2032. If these patents have not expired, or are not ultimately deemed invalid in appeals stemming from the opposition proceedings, and/or our non-infringement positions are not upheld, and these patents are successfully asserted against us in a European country court proceeding after the approval of either of our NGM386 or NGM395 product candidates for the treatment of obesity in Europe, then we may be required to obtain licenses to such patents in order to commercialize our GDF15 program product candidates, and there can be no assurance that such licenses would be available on commercially reasonable terms, or at all.

Additionally, in November 2018, we filed an opposition in the EPO to a patent granted to Genentech, Inc., or Genentech, claiming the use of an anti-KLB agonist antibody for treating diabetes mellitus or insulin resistance. We are one of two opponents challenging the Genentech patent as granted on numerous grounds, including lack of novelty and inventive step, insufficiency and claiming subject matter that extends beyond the application as originally filed. Genentech filed its response to opposition in April 2019. The EPO’s summons to oral proceedings is expected in the third quarter of 2019. The Genentech patent is currently scheduled to expire in April 2028. If the Genentech patent is not invalidated in the opposition proceedings and appeals, has not expired and/or our non-infringement positions are not upheld, and this patent is successfully asserted against us or our collaborator in a European country court proceeding after the approval of our NGM313 product candidate for the treatment of diabetes and/or NASH in Europe, then we and/or our collaborator may be required to obtain a license to this patent in order to commercialize our NGM313 product candidate, and there can be no assurance that such license would be available on commercially reasonable terms, or at all. An unfavorable outcome in any such proceeding could require us or our collaborator to cease using the related technology or developing or commercializing our product candidates, or to attempt to license rights to it from the prevailing party, which may not be available on commercially reasonable terms, or at all.

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

•	we, or our current or future collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we license or may own in the future;
•	we, or our current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
•	issued patents to which we hold rights may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
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

Risks Related to Ownership of Our Common Stock

The market price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.

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

An active trading market for our common stock may not be sustained.

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

Our principal stockholders, including entities affiliated with The Column Group, Merck and management, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

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

Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.

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

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Substantially all of the shares of our common stock not sold in our initial public offering will be available for sale in the public market beginning after the end of the 180th day after the date of our initial public offering following the expiration of lock-up agreements, subject, in the case of our affiliates, to the conditions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Shares issued to Merck in the private placement that occurred concurrently with our IPO will be available for sale in the public market beginning on March 17, 2020.

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

Some provisions of our charter documents, Delaware law and our agreement with Merck may have anti-takeover effects or could otherwise discourage an acquisition of us by others, even if an acquisition would benefit our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. In addition, Section 203 of the DGCL prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, which is generally a person that together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Certain provisions in our agreement with Merck may also deter a change of control. For example, under our agreement with Merck, a change of control gives Merck the right to terminate our research and early development program as well as additional rights if our acquirer is a qualifying large pharmaceutical company or has a research, development or commercialization program that competes with a program optioned by Merck.  Merck has also granted a proxy to the chairman of our board of directors to vote Merck’s shares in favor of any action recommended and approved by our board of directors, subject to certain exceptions.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, Delaware law or our agreement with Merck that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides further that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business. For example, in December 2018 the Court of Chancery of the State of Delaware determined that the exclusive forum provision of federal district courts of the United States for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If this ultimate adjudication were to occur, the federal district court exclusive forum provision in our amended and restated certificate of incorporation would no longer be applicable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Since April 1, 2019 we have made sales of the following unregistered securities:

(1)In April 2019, we issued and sold 4,121,683 shares (the Private Placement Shares) of our common stock at a price per share of $16.00 to Merck in a private placement that occurred concurrently with the closing of our initial public offering. The aggregate cash purchase price of the Private Placement Shares was $65.9 million.

The issuances and sales of the securities listed in (1) above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

Use of Proceeds from our Initial Public Offering of Common Stock

In April 2019, our Registration Statement on Form S-1 (No. 333-227608) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 7,521,394 shares of common stock (inclusive of 6,666,667 shares of common stock and 854,727 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option) at a public offering price of $16.00 per share for aggregate net cash proceeds of $107.8 million, after deducting underwriting discounts, commissions and offering costs. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

NGM Biopharmaceuticals, Inc.

Date: August 12, 2019	By:	/s/ David J. Woodhouse, Ph.D.
David J. Woodhouse, Ph.D.
Chief Executive Officer, Acting Chief Financial Officer