Form 10-Q
period 2019-09-30
NGM BIOPHARMACEUTICALS INC
filed 2019-11-12
CIK 1426332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, the registrant had 66,654,589 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2019	2018*
Assets
Current assets:
Cash and cash equivalents	$303,016	$56,923
Short-term marketable securities	53,557	149,710
Related party receivable from collaboration	—	3,669
Prepaid expenses and other current assets	7,747	4,255
Total current assets	364,320	214,557
Property and equipment, net	20,485	23,893
Restricted cash	1,874	2,249
Deferred IPO costs	—	2,292
Other non-current assets	3,936	3,094
Total assets	$390,615	$246,085
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,457	$5,775
Accrued liabilities	18,605	14,003
Deferred rent, current	2,792	2,683
Deferred revenue, current	14,624	19,025
Total current liabilities	40,478	41,486
Deferred rent, non-current	10,118	12,221
Deferred revenue, non-current	—	3,942
Early exercise stock option liability	833	1,559
Convertible preferred stock warrant liability	—	198
Total liabilities	51,429	59,406
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value; 96,268,206 shares authorized as of September 30, 2019 and December 31, 2018; zero and 47,267,466 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $0 and $277,774 at September 30, 2019 and December 31, 2018, respectively	—	294,874
Stockholders' equity (deficit):
Common stock, $0.001 par value; 129,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 66,155,613 and 6,937,890 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	66	7
Additional paid-in capital	519,224	39,258
Accumulated other comprehensive gain (loss)	99	(267)
Accumulated deficit	(180,203)	(147,193)
Total equity (deficit)	339,186	(108,195)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$390,615	$246,085

*The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Related party revenue	$21,568	$20,815	$72,461	$61,546
Operating expenses:
Research and development	28,953	24,473	87,299	66,773
General and administrative	5,612	4,811	17,208	12,143
Total operating expenses	34,565	29,284	104,507	78,916
Loss from operations	(12,997)	(8,469)	(32,046)	(17,370)
Interest income	1,984	966	5,138	2,609
Other income (expense), net	96	(14)	54	103
Net loss	$(10,917)	$(7,517)	$(26,854)	$(14,658)
Net loss per common share, basic and diluted	$(0.17)	$(1.15)	$(0.60)	$(2.33)
Weighted average shares used to compute net loss per common share, basic and diluted	65,948,207	6,525,660	44,828,596	6,285,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Loss	$(10,917)	$(7,517)	$(26,854)	$(14,658)
Other comprehensive gain (loss), net of tax:
Net unrealized gain (loss) on available-for-sale marketable securities	(3)	161	366	94
Total comprehensive loss	$(10,920)	$(7,356)	$(26,488)	$(14,564)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In Thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity(Deficit)
Balance at December 31, 2018	47,267	$294,874	6,733	$7	$39,258	$(267)	$(147,193)	$(108,195)
Issuance of common stock to participants in 401(k) Plan	—	—	8	—	98	—	—	98
Issuance of common stock upon exercise of stock options	—	—	80	—	279	—	—	279
Vesting of common stock from early exercises	—	—	34	—	237	—	—	237
Stock-based compensation expense	—	—	—	—	2,605	—	—	2,605
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	222	—	222
Net exercise of preferred stock warrant to Series A preferred stock	16	198	—	—	—	—	—	—
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	(6,156)	(6,156)
Net loss	—	—	—	—	—	—	(8,268)	(8,268)
Balance at March 31, 2019	47,283	$295,072	6,855	$7	$42,477	$(45)	$(161,617)	$(119,178)
Conversion of Series A, B, C, D, E convertible preferred stock to common stock concurrent with initial public offering	(47,283)	(295,072)	47,283	47	295,025	—	—	295,072
Issuance of common stock upon initial public offering, net of issuance cost	—	—	7,521	8	107,748	—	—	107,756
Issuance of common stock upon private placement	—	—	4,122	4	65,943	—	—	65,947
Issuance of common stock upon exercise of stock options	—	—	86	—	258	—	—	258
Vesting of common stock from early exercises	—	—	32	—	245	—	—	245
Stock-based compensation expense	—	—	—	—	3,552	—	—	3,552
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	—	(7,669)	(7,669)
Balance at June 30, 2019	—	—	65,899	$66	$515,248	$102	$(169,286)	$346,130
Issuance of common stock upon exercise of stock options	—	—	116	—	643	—	—	643
Vesting of common stock from early exercises	—	—	32	—	244	—	—	244
Stock-based compensation expense	—	—	—	—	3,089	—	—	3,089
Changes in unrealized loss on available-for-sale securities	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(10,917)	(10,917)
Balance at September 30, 2019	—	—	66,047	$66	$519,224	$99	$(180,203)	$339,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In Thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Deficit
Balance at December 31, 2017	47,267	$294,874	6,105	$6	$26,147	$(431)	$(146,700)	$(120,978)
Issuance of common stock upon exercise of stock options	—	—	35	—	71	—	—	71
Vesting of common stock from early exercises	—	—	35	—	108	—	—	108
Repurchase of common stock	—	—	(23)	—	(185)	—	—	(185)
Stock-based compensation expense	—	—	—	—	2,179	—	—	2,179
Changes in unrealized loss on available-for-sale securities	—	—	—	—	—	(223)	—	(223)
Net loss	—	—	—	—	—	—	(3,941)	(3,941)
Balance at March 31, 2018	47,267	$294,874	6,152	$6	$28,320	$(654)	(150,641)	$(122,969)
Issuance of common stock to participants in 401(k) Plan	—	—	11	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	81	1	163	—	—	164
Vesting of common stock from early exercises	—	—	31	—	108	—	—	108
Stock-based compensation expense	—	—	—	—	2,292	—	—	2,292
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	156	—	156
Net loss	—	—	—	—	—	—	(3,200)	(3,200)
Balance at June 30, 2018	47,267	$294,874	6,275	$7	$30,883	$(498)	(153,841)	$(123,449)
Issuance of common stock upon exercise of stock options	—	—	296	—	1,986	—	—	1,986
Vesting of common stock from early exercises	—	—	50	—	250	—	—	250
Stock-based compensation expense	—	—	—	—	2,975	—	—	2,975
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	161	—	161
Net loss	—	—	—	—	—	—	(7,517)	(7,517)
Balance at September 30, 2018	47,267	$294,874	6,621	$7	$36,094	$(337)	(161,358)	$(125,594)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(26,854)	$(14,658)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,838	5,332
Amortization of discount on marketable securities	(1,024)	(456)
Stock-based compensation expenses	9,360	7,449
Early exercised stock options	—	1,885
Change in fair value of convertible preferred stock warrant liability	—	77
Other non-cash expenses	98	—
Changes in operating assets and liabilities
Receivable from related party collaboration	3,669	—
Prepaid expenses and other assets	(4,334)	(647)
Accounts payable	(1,318)	968
Accrued expenses and other liabilities	4,485	549
Deferred rent	(1,994)	(1,305)
Deferred revenue	(14,499)	(13,799)
Net cash used in operating activities	(26,573)	(14,605)
Cash flows from investing activities
Purchase of marketable securities	(75,224)	(102,948)
Proceeds from sales and maturities of marketable securities	172,767	143,932
Purchase of property and equipment	(2,430)	(5,737)
Net cash provided by investing activities	95,113	35,247
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	110,078	—
Proceeds from issuance of common stock upon completion of private placement	65,947	—
Proceeds from issuance of common stock upon exercise of stock options	1,153	2,220
Repurchase of common stock	—	(185)
Deferred IPO costs	—	(779)
Net cash provided by financing activities	177,178	1,256
Net increase in cash and cash equivalents	245,718	21,898
Cash, cash equivalents and restricted cash at beginning of period	59,172	27,842
Cash, cash equivalents and restricted cash at end of period	$304,890	$49,740

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$303,016	$47,491
Restricted cash	1,874	2,249
Total cash, cash equivalents and restricted cash	304,890	49,740
Non-cash investing and financing activities:
Net exercise of convertible preferred stock warrant to Series A preferred stock	$198	$—
Vesting of common stock from early exercises	726	466
Cost of property and equipment in accounts payable and accrued liabilities	—	109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDSENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary (collectively referred to as the “Company”) is a research-driven, clinical-stage biopharmaceutical company committed to discovering and developing first-in-class therapeutics for major diseases with an initial focus on cardio-metabolic and liver diseases. The Company’s current portfolio is composed of six product candidates (aldafermin (NGM282), NGM313, NGM120, NGM217, NGM621 and NGM395) focused on non-alcoholic steatohepatitis (“NASH”), diabetes, oncology, age-related macular degeneration and metabolic disease.

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

Initial Public Offering

On April 3, 2019, the Company’s registration statement on Form S-1 was declared effective by the United States Securities and Exchange Commission (“SEC”) for its initial public offering (“IPO”) of its common stock. The Company’s shares of common stock started trading on the Nasdaq Global Select Market on April 4, 2019 and the transaction closed on April 8, 2019. In connection with the IPO, the Company sold an aggregate of 7,521,394 shares of common stock, which included 6,666,667 shares of common stock and 854,727 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $16.00 per share. The aggregate net proceeds received by the Company from the offering were $107.8 million, net of underwriting discounts, commissions and offering expenses of $4.1 million, of which $2.3 million were paid in 2018. Upon the closing of the IPO, 47,283,839 shares of the Company’s outstanding convertible preferred stock were automatically converted to common stock on a 1:1 basis and the related carrying amount of $295.1 million was reclassified to common stock and additional paid-in capital within stockholders’ equity (deficit).

Concurrent with the closing of the IPO, the Company also issued 4,121,683 shares of its common stock to Merck Sharp & Dohme Corp. (“Merck”) in a private placement at a price of $16.00 per share for proceeds of $65.9 million, which resulted in Merck owning approximately 19.9% of the Company’s outstanding shares of common stock (Note 6).

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and Regulation S-X for interim consolidated financial information. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2018, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”), on April 4, 2019 (the “Prospectus”). These unaudited condensed consolidated financial statements reflect all adjustments that management believes are necessary for a fair presentation of the periods presented. All such adjustments are of a normal recurring nature and are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

These unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned foreign subsidiary in Australia. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Specific accounts that require management estimates include, but are not limited to, stock-based compensation, research and development periods under multiple element agreements, the valuation of convertible preferred stock warrants, the fair value of convertible preferred and common stock, contract manufacturing accruals, clinical trial accruals and revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Need for Additional Capital

Since inception, the Company has incurred net losses and negative cash flow from operations. During the three and nine months ended September 30, 2019, the Company incurred net losses of $10.9 million and $26.9 million, respectively, compared to net losses of $7.5 million and $14.7 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the Company had an accumulated deficit of $180.2 million and does not expect to experience positive cash flows from operations in the near future. The Company had $356.6 million of cash, cash equivalents and marketable securities as of September 30, 2019, and therefore the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the SEC. To fully implement the Company’s business plan and fund its operations, the Company may raise capital through the issuance of equity securities or debt financings, collaborations, strategic alliances and licensing arrangements, government or other third-party funding or a combination of these.

Deferred Initial Public Offering Costs

Costs incurred in connection with the IPO primarily consisted of direct incremental legal, printing and accounting fees. IPO costs were capitalized as incurred and offset against proceeds upon completion of the IPO. As of September 30, 2019 and December 31, 2018, deferred IPO costs included on the accompanying condensed consolidated balance sheets were zero and $2.3 million, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. Cash equivalents are related to securities having an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with a bank it believes is highly creditworthy and with highly rated money market funds. As of September 30, 2019 and December 31, 2018, cash and cash equivalents consisted of bank deposits and investments in money market funds.

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

Related party receivables from collaborations (Notes 5 and 6) are typically unsecured. Accordingly, the Company may be exposed to credit risk generally associated with its current collaboration agreement with Merck (“Collaboration Agreement”) and any future collaboration agreements with other collaboration partners. To date, the Company has not experienced any losses related to these receivables.

Merck accounted for 100% of the Company’s revenue for the three and nine months ended September 30, 2019 and 2018.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of September 30, 2019 and December 31, 2018, no revision to the remaining useful lives or write-down of long-lived assets was required.

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

Convertible Preferred Stock Warrant

Freestanding warrants to purchase the Company’s convertible preferred stock were classified as a liability on the condensed consolidated balance sheet at December 31, 2018 as the underlying shares of convertible preferred stock were contingently redeemable, which could have obligated the Company to transfer assets at some point in the future to settle the warrants. The convertible preferred stock warrants are recorded as a liability and subject to remeasurement at each balance sheet date, with changes in estimated fair value recorded in the Company’s consolidated statements of operations as a component of total other income (expense), net. On February 3, 2019, all convertible preferred stock warrants were automatically exercised on a net basis into 16,380 shares of Series A convertible preferred stock at a fair value of $0.2 million. As of September 30, 2019, there were no convertible preferred stock warrants outstanding.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments, using the modified retrospective transition method applied to those contracts that were not completed as of January 1, 2019. ASC 606 supersedes all prior revenue recognition guidance. Results for operating periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with previous accounting rules under Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”).

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

The most significant change to the Company’s policies upon the adoption of ASC 606 is the estimation of an arrangement’s total transaction price, which would include any variable consideration and the recognition of that transaction price based on a cost-based input method that requires significant estimates to determine, at each reporting period, the percentage of completion based on the estimated total effort required to complete the project and the total transaction price.  Given the differences in revenue recognition policies, the revenue recognized in prior years is not strictly comparable to revenue recorded in the quarter ending September 30, 2019 or in future periods (see Recently Adopted Accounting Pronouncements).

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

Clinical trial costs are a component of research and development expenses. The Company expenses costs for its clinical trial activities performed by third parties, including clinical research organizations (“CROs”) and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company uses information it receives from internal personnel and outside service providers to estimate the clinical trial costs incurred.

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

The Company is subject to foreign currency risk with respect to its clinical and manufacturing contracts denominated in currencies other than the U.S. Dollar, primarily British Pounds, Swiss Francs, Australian Dollars and the Euro. Payments on contracts denominated in foreign currencies are made at the spot rate on the day of payment. Changes in the exchange rate between billing dates and payment dates are recorded within other income (expense), net on the condensed consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2019 and 2018, the difference between comprehensive loss and net loss consisted of changes in net unrealized gain on marketable securities of zero and $0.4 million and $0.2 million and $0.1 million, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three and nine months ended September 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except share and per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(10,917)	$(7,517)	$(26,854)	$(14,658)
Denominator:
Weighted-average number of common shares used in calculating net income per share—basic and diluted	65,948,207	6,525,660	44,828,596	6,285,905
Net loss per share—basic and diluted	$(0.17)	$(1.15)	$(0.60)	$(2.33)

Potential gross dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2019	2018
Convertible preferred stock	—	47,267,466
Options to purchase common stock	11,328,508	9,915,997
Warrants to purchase convertible preferred stock	—	19,637
Shares committed under ESPP	429,369	—
Total	11,757,877	57,203,100

Segment and Geographical Information

The Company operates in one segment. Substantially all of the Company’s long-lived assets, primarily comprised of property and equipment, are based in the United States. For the three and nine months ended September 30, 2019 and 2018, the Company’s revenues were entirely within the United States.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), we meet the definition of an emerging growth company, and have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced existing revenue recognition guidance and permits the use of either the full retrospective or modified retrospective transition method. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. For the Company, these standards (collectively, ASC 606) have the same effective date and transition date of January 1, 2019.

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

The impact of the adoption of ASC 606 on the condensed consolidated balance sheet as of September 30, 2019, condensed consolidated statement of operations and cash flows for the nine months ended September 30, 2019 was as follows (in thousands):

	September 30, 2019
	Amount Under ASC 605	Adjustments	As Reported Under ASC 606
Deferred revenue, current	$11,212	$3,412	$14,624
Accumulated deficit	(176,791)	(3,412)	(180,203)

	Three Months Ended September 30, 2019
	Amount Under ASC 605	Adjustments	As Reported Under ASC 606
Related party revenue	$20,826	$742	$21,568
Loss from operations	(13,739)	742	(12,997)
Net loss	(11,659)	742	(10,917)
Net loss per common share, basic and diluted	(0.18)		(0.17)

	Nine Months Ended September 30, 2019
	Amount Under ASC 605	Adjustments	As Reported Under ASC 606
Related party revenue	$69,717	$2,744	$72,461
Loss from operations	(34,790)	$2,744	(32,046)
Net loss	(29,598)	$2,744	(26,854)
Net loss per common share, basic and diluted	(0.66)		(0.60)

	Nine Months Ended September 30, 2019
	Amount Under ASC 605	Adjustments	As Reported Under ASC 606
Cash flows from operating activities:
Net loss	$(29,598)	$2,744	$(26,854)
Changes in operating assets and liabilities:
Deferred revenue	(11,755)	(2,744)	(14,499)

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

Cash and cash equivalents and marketable securities, all of which are classified as available-for-sale securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of September 30, 2019
Money market funds	$298,057	$—	$—	$298,057
Corporate and agency bonds	39,750	79	—	39,829
Commercial paper	5,746	—	—	5,746
U.S. government agencies securities	7,962	20	—	7,982
Total	$351,515	$99	—	$351,614
Classified as:
Cash and cash equivalents				$298,057
Short-term marketable securities (amortized cost of $53,458)				53,557
Total cash equivalents and marketable securities				$351,614

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2018
Money market funds	$34,983	$—	$—	$34,983
Corporate and agency bonds	68,323	—	(241)	68,082
Commercial paper	17,904	—	—	17,904
U.S. government agencies securities	63,751	—	(26)	63,725
Total	$184,961	$—	$(267)	$184,694
Classified as:
Cash and cash equivalents				$34,984
Short-term marketable securities (amortized cost of $149,978)				149,710
Total cash equivalents and marketable securities				$184,694

Cash and cash equivalents in the table above excludes cash on deposit with banks of $5.0 million and $21.9 million as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company’s marketable securities had remaining contractual maturities less than one year.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the estimated fair value of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements
As of September 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$298,057	$—	$—	$298,057
Corporate and agency bonds	—	39,829	—	39,829
Commercial paper	—	5,746	—	5,746
U.S. government agencies securities	—	7,982	—	7,982
	$298,057	$53,557	$—	$351,614

	Fair Value Measurements
As of December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$34,983	$—	$—	$34,983
Corporate and agency bonds	—	68,082	—	68,082
Commercial paper	—	17,904	—	17,904
U.S. government agencies securities	—	63,725	—	63,725
	$34,983	$149,711	$—	$184,694
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$198	$198
	$—	$—	$198	$198

There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2019 and year ended December 31, 2018.

The following table provides a summary of changes in the fair value of the Company’s convertible preferred stock warrant liability (in thousands):

Fair Value Using Level 3 Inputs	Amounts
Balance at December 31, 2017	$121
Change in fair value of warrant liability included in other income (expense), net	77
Balance at September 30, 2018	$198
Balance at December 31, 2018	$198
Net exercise of preferred stock warrant to Series A preferred stock	(198)
Balance at September 30, 2019	$—

On February 3, 2019, all of the warrants were automatically exercised on a net basis into shares of Series A preferred stock. There were no convertible preferred stock warrants outstanding as of September 30, 2019.

4. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Computer equipment	$1,131	$1,123
Laboratory equipment and office furniture	21,471	18,977
Leasehold improvements	25,836	25,314
Construction in process	36	679
Total property and equipment, gross	48,474	46,093
Less: accumulated depreciation and amortization	(27,989)	(22,200)
Total property and equipment, net	$20,485	$23,893

Depreciation expense for the three and nine months ended September 30, 2019 was approximately $1.9 million and $5.8 million, respectively. For the three and nine months ended September 30, 2018, depreciation expense was $1.9 million and $5.3 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued expenses	$1,640	$2,595
Clinical trials and research and development costs	8,887	4,844
Personnel-related costs	5,072	4,148
Manufacturing costs	3,006	2,416
Total accrued liabilities	$18,605	$14,003

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

The Collaboration Agreement became effective in March 2015 and has a non-cancellable five-year term running through March 16, 2020. The agreement included an exclusive worldwide license to our GDF15 receptor agonist program. On March 15, 2019, Merck exercised its option to extend the research phase of the collaboration through March 16, 2022. Merck terminated its license to the GDF15 receptor agonist program effective May 31, 2019. The collaboration also includes a broad, multiyear drug discovery and early development program financially supported by Merck but scientifically directed by the Company with input from Merck. The Company determines the scientific direction and areas of therapeutic interest, with input from Merck, and is primarily responsible for the conduct of all research, preclinical and early clinical development activities, through human proof of concept. The Company makes the final determinations as to which compounds to advance into and through initial clinical trials, which to progress into human proof-of-concept studies and the design of any such studies, with input from Merck through various governance committees. The Company may terminate its participation in any of the governance committees by providing written notice to Merck of its intention to disband and no longer participate. Merck will fund both the internal and external costs of the Company’s research and early development activities up to $75.0 million each year of the initial five-year term and during the extended two-year research period.

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

Under the Collaboration Agreement, the Company also granted Merck a worldwide, exclusive right to conduct research and development on small molecule compounds generated by Merck that have specified activity against any target that the Company is researching or developing under the research phase and about which the Company has generated unique biological insights. If Merck ultimately does not exercise its license option to the compound the Company has taken through a human proof-of-concept study that is directed to any such target, Merck’s research license for its own small molecule program will become non-exclusive, but it will retain an exclusive license to any small molecule compounds that it has, as of that time, identified and developed. Merck has sole responsibility for the research and development of any of these small molecule compounds, at its own cost. The Company is eligible to receive milestone and royalty payments on small molecule compounds that are developed by Merck under the Company’s license, in some cases at the same rates as those the Company is eligible to receive from Merck for a licensed program originating from the Company’s own research and development efforts, provided that, but for use of the Company’s proprietary information, Merck would not have discovered such small molecule compounds. However, the Company will not have the option to cost and profit share or the option to co-detail those small molecule products.

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

The Company evaluated the Collaboration Agreement with Merck under ASC 606. The Company identified the following promised goods or services at the inception of the Collaboration Arrangement: (i) license to GDF15 receptor agonist program; (ii) license to pursue research and development (“R&D”) and commercialization of small molecule compounds; (iii) performance of R&D services for five years; (iv) two options to extend performance of the R&D services, each for two additional years; and (v) options to obtain licenses to additional compounds after proof of concept trials. The Company determined the GDF15 receptor agonist program license and small molecule program license are not distinct from the R&D services, resulting in these items being combined into a single performance obligation.

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

Any fees associated with options, including upfront fees, funding fees, milestones, etc., are not included in the transaction price as they are associated with options that are not material rights and, thus, are not performance obligations within the Collaboration Agreement. This includes the $20.0 million license fee associated with Merck’s exercise of its option on NGM313. That amount was recognized in the period of exercise (i.e., fourth quarter of 2018) as the Company has no further obligations related to that license. Merck exercised its option on the NGM313 compound and paid the Company the $20.0 million option exercise fee in November 2018. The Phase 3 clinical study for NGM313 has not begun, and the Company has not made an election as to whether it will participate in the cost and profit share or receive milestone and royalty payments. The amounts do not impact the estimated transaction price associated with the single performance obligation identified in the Collaboration Agreement.

As there is only one performance obligation in the Collaboration Agreement, the transaction price was allocated entirely to that performance obligation. The Company uses a cost-based input method to measure proportional performance and calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress given that other measures do not reflect how the Company transfers its performance obligation to Merck. In applying the cost-based input measure of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist of full-time equivalent (“FTE”) hours plus allowable external (third-party) costs incurred. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. The Company re-evaluates the estimate of expected costs to satisfy the performance obligation each reporting period and makes adjustments for any significant changes.

On May 31, 2019, Merck terminated its license to the GDF15 receptor agonist program. The Collaboration Agreement R&D services are not affected by the GDF15 receptor agonist program license termination and are expected to continue through the remainder of the research program term.

As of September 30, 2019 and December 31, 2018, deferred revenue related to the single performance obligation in the Collaboration Agreement was $14.6 million and $23.0 million, respectively. Of the amount recognized for the adoption of ASC 606 in the reporting period ended September 30, 2019, $6.2 million was in deferred revenue at the end of the prior reporting period. As of December 31, 2018, $3.7 million was due from Merck under the Collaboration Agreement. To date, the Company has recognized revenue of approximately $337.0 million related to the single performance obligation in the Collaboration Agreement.

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

A breakout of the milestone payments in connection with the potential achievement of certain regulatory events for each of the three indications, for each of the three geographic areas, is as follows (in thousands):

	First Indication	Second Indication	Third Indication	Total
United States	$75,000	$56,250	$37,500	$168,750
European Union	60,000	45,000	30,000	135,000
Japan	30,000	22,500	15,000	67,500
	$165,000	$123,750	$82,500	$371,250

Summary of Collaboration Revenue

The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Related party revenue	$21,568	$20,815	$72,461	$61,546

The Company recognized collaboration and license revenue under the Collaboration Agreement of $21.6 million and $72.5 million for the three and nine months ended September 30, 2019, respectively, of which $5.4 million and $16.8 million was recognized from the upfront license fee by applying the cost-based input measure of revenue recognition in those periods, respectively. The Company recognized collaboration and license revenue under the Collaboration Agreement of $20.8 million and $61.5 million for the three and nine months ended September 30, 2018, respectively, of which $4.7 million and $14.1 million was the amortization of upfront license fee, respectively, with the remaining balance related to research and development services reimbursed by Merck provided under the Collaboration Agreement.

The Company is also eligible to receive commercial milestone payments of up to $125.0 million payable for each licensed product. In addition, the Company is eligible to receive royalties at ascending low-double digit to mid-teen percentage rates, depending on the level of net sales Merck achieves worldwide for each licensed compound.

Contract Assets and Liabilities

Changes in contract liabilities under ASC 606 were as follows (in thousands):

Amounts
Balance at December 31, 2018	$22,967
Adoption of ASC 606	6,156
Balance at January 1, 2019	29,123
Revenue recognized included in the contract liability balance at the beginning of the period	(16,844)
Increases as a result of research and development expenses to be earned under the Collaboration Agreement	2,345
Balance at September 30, 2019	$14,624

There were no contract assets for all the periods presented.

6. Related Party Transactions

Revenues from related parties refer to the Collaboration Agreement with Merck. For the three and nine months ended September 30, 2019 and 2018, the Company recognized related party revenues of $21.6 million and $72.5 million and $20.8 million and $61.5 million, respectively. As of September 30, 2019 and December 31, 2018, the Company had deferred revenue from the Collaboration Agreement of $14.6 million and $23.0 million, respectively.

Other related party transactions include the Company’s assignment of its operating lease of 630 Gateway to Merck (Note 7) and the Company’s private placement with Merck that occurred concurrently with the Company’s IPO (Note 1).

7. Commitments and Contingencies

Operating Lease and Lease Guarantee

In September 2009, the Company entered into an operating lease for a corporate office space and laboratory facility at 630 Gateway Blvd, in South San Francisco, California (“630 Gateway”) for approximately 50,000 square feet, as amended in June 2014 (“2014 Lease Amendment”), which expires in November 2020. The 2014 Lease Amendment provided for tenant improvement allowances of $0.8 million. The 2014 Lease Amendment contains scheduled rent increases over the lease term and has an option for the Company to extend the lease for an additional three-year term.

In December 2015, the Company entered into a new operating lease for its corporate office space and laboratory facility at 333 Oyster Point Blvd, South San Francisco, California (“333 Oyster Point”) for approximately 122,000 square feet that expires in December 2023. The lease provided a tenant improvement allowance of $15.2 million that the Company used in 2016 towards $22.3 million in total leasehold improvements that are amortized over the lease term of seven years.

The 333 Oyster Point lease agreement required a letter of credit in the amount of $2.3 million as a security deposit to the lease, which the Company has recorded as non-current restricted cash on the condensed consolidated balance sheets. The Company has the right to reduce the letter of credit amount by $0.4 million on each of the third anniversary and fourth anniversary of the rent commencement date. For the three months ended September 30, 2019, the Company reduced its letter of credit by $0.4 million and reclassified that amount from restricted cash to cash and cash equivalents on the condensed consolidated balance sheets.

In July 2016, the Company assigned its operating lease of 630 Gateway to Merck, as part of the Company’s relocation to 333 Oyster Point. As part of the assignment of the lease, the Company is liable to the lessor if Merck defaults on its lease obligations. Therefore, in substance, the Company has guaranteed the lease payments for 630 Gateway, including lease-related expenses such as utilities, property tax and common area maintenance without any limitations. The Company assessed the need for a potential guarantee liability on the assigned lease, and concluded that the value of the guarantee was insignificant as of September 30, 2019 due to the short duration of the remaining lease term through November 2020, and Merck’s credit rating of AA/A1 and subsequent investment in tenant improvements to the facility. As of September 30, 2019 and 2018, the remaining lease payment obligations that are due for 630 Gateway were approximately $2.4 million and $4.2 million, respectively, which are to be paid directly from Merck to the lessor.

The Company recognizes rent expense on a straight-line basis over the lease period with the difference recorded as deferred rent. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense under these facility operating leases was approximately $0.5 million for the quarters ended September 30, 2019 and 2018 and $1.6 million for the nine months ended September 30, 2019 and 2018.

Future minimum payments under the unassigned lease obligations described above are as follows as of September 30, 2019 (in thousands):

Year Ending December 31,
2019	$1,230
2020	4,995
2021	5,141
2022	5,294
2023	5,455
Total	$22,115

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

8. Convertible Preferred Stock

Upon the closing of the Company’s IPO, each then outstanding share of convertible preferred stock was converted into a share of common stock at a ratio of 1:1. With respect to the Company’s convertible preferred stock outstanding prior to the IPO, the Company has elected to follow the SEC staff’s guidance (included in ASC 480-10-S99, SEC Materials) when evaluating the classification of its shares within the condensed consolidated balance sheets. A liquidation, winding up, change in control, or sale of substantially all assets of the Company could constitute a redemption event. Although the majority of the Company’s preferred stock was not mandatorily or currently redeemable, a liquidation or winding up of the Company could have constituted an event outside its control. Therefore, all shares of convertible preferred stock have been presented outside the permanent equity for all periods presented due to being contingently redeemable.

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

Voting Rights:    Each holder of convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock were convertible. In the event the preferred stockholders controlled a majority of the board of directors through direct representation on the board of directors or through other rights, the stockholders could approve redemption of the preferred stock.

Dividends:    Each holder of convertible preferred stock was entitled to receive non-cumulative dividends at the rate of 8% per annum for each share of convertible preferred stock outstanding, when, as and if declared by the board of directors. These dividends were payable in preference to common stock dividends. The Company did not declare or pay any dividends.

Liquidation:    In the event of any liquidation, dissolution or winding-up of the Company, each holder of convertible preferred stock was entitled to receive payment out of the assets of the Company legally available for distribution for each share of convertible preferred stock held by the holder of an amount per share of preferred stock equal to the original issue price plus all declared and unpaid dividends on the convertible preferred stock, with the exception that the holder of the Series E convertible preferred stock was only eligible to receive an amount equal to $10.00 per share plus all declared and unpaid dividends on the convertible preferred stock. In the event that the available funds and assets were insufficient for full payment to the holders of convertible preferred stock on a per-share basis as outlined above, the entire assets and funds of the Company legally available for distribution would have been distributed ratably among the holders of convertible preferred stock in proportion to the full amount to which they would otherwise have been respectively entitled. Upon completion of the distribution of assets as set forth above, all of the remaining assets, if any, would have been distributed ratably among the holders of common stock.

 As of September 30, 2019, the Company does not have any convertible preferred stock issued or outstanding.

9. Stockholders’ Equity (Deficit)

Common Stock

As of September 30, 2019 and December 31, 2018, the Company had 66,155,613 and 6,937,890 shares of common stock outstanding, respectively, which included shares subject to repurchase of 108,177 and 205,108, respectively, as a result of early exercise of stock options not yet vested. As of September 30, 2019 and December 31, 2018, the Company reserved shares of common stock for issuance as follows:

	September 30, 2019	December 31, 2018
Conversion of convertible preferred stock	—	47,267,466
Common stock options outstanding	11,328,508	9,806,689
Common stock options available for grant	5,515,036	2,125,875
Warrant to purchase convertible preferred stock	—	19,637
401(k) Matching Plan	28,274	36,751
ESPP shares available for purchase	1,000,000	—
Total	17,871,818	59,256,418

Stock Option Plan

In 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) for eligible employees, officers, directors, advisors and consultants, which provides for the grant of incentive and non-statutory stock options, restricted stock awards and stock appreciation rights. The terms of the stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2018 Plan. Options granted by the Company generally vest within four years and are exercisable from the grant date until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of the Company. As of September 30, 2019, 17,874,624 shares of common stock had been authorized for issuance under the 2018 Plan. The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) expired at the beginning of 2018.

Stock options are governed by stock option agreements between the Company and recipients of stock options. Prior to the closing of the Company’s IPO, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including the Company’s stage of development; progress of its research and development efforts; the rights, preferences and privileges of its convertible preferred stock relative to those of its common stock; equity market conditions affecting comparable companies; and the lack of marketability of our common stock. Subsequent to the IPO, the exercise price of each option shall not be less than 100% of the fair market value of the common stock subject to the option on the date the option is granted. A 10% or greater stockholder shall not be granted an incentive stock option unless the exercise price of such option is at least 110% of the fair value of the common stock on the date of grant and the option is not exercisable after the expiration of five years from the grant date. Options become exercisable and expire as determined by the Compensation Committee, provided that the term of incentive stock options may not exceed ten years from the date of grant for options granted to those other than 10% stockholders.

Stock Option Activity

A summary of the outstanding stock options is as follows:

		Outstanding Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances at December 31, 2018	2,125,875	9,806,689	$5.86	6.62	$105,226
Additional shares reserved	5,193,322
Options granted	(2,007,751)	2,007,751	12.62
Options exercised	—	(282,342)	4.18
Options cancelled	203,590	(203,590)	8.99
Balances at September 30, 2019	5,515,036	11,328,508	$7.04	6.35	$77,527
Vested and expected to vest at September 30, 2019		11,214,990	7.00	6.33	$77,196
Outstanding and exercisable at September 30, 2019		11,328,508	$7.04	6.35	$77,527

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the board of directors.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $7.93 and $5.63 per share, respectively. The intrinsic value of stock options exercised was $3.0 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. Because of the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the three and nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, there were 108,177 shares of common stock outstanding subject to the Company’s right of repurchase at prices ranging from $7.64 to $8.14 per share. At December 31, 2018, there were 205,108 shares of common stock outstanding subject to the Company’s right of repurchase at prices ranging from $4.00 to $8.14 per share. As of September 30, 2019 and December 31, 2018, the Company recorded $0.8 million and $1.6 million, respectively, as early exercise stock option liabilities associated with shares issued with repurchase rights.

Employee Stock-Based Compensation Expense

Employee and director stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The following table summarizes stock-based compensation expense related to stock-based payment awards to employees and directors for the three and nine months ended September 30, 2019 and 2018, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$1,652	$1,318	$5,114	$3,951
General and administrative	1,405	1,632	4,030	3,427
Total stock-based compensation expense	$3,057	$2,950	$9,144	$7,378

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.56%	2.86%	2.42%	2.69%
Expected term of options (in years)	6.25	6.25	6.25	6.25
Expected stock price volatility	65.03%	62.83%	64.86%	67.80%
Forfeiture rate	5.12%	1.85%	2.49%	4.10%
Expected dividends	—	—	—	—

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

As of September 30, 2019, there was approximately $23.9 million in total unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted to employees and directors under the 2008 and 2018 Plans. The expense is expected to be recognized over a weighted-average period of 2.70 years.

Stock Options Granted to Non-employees

The Company grants stock options to non-employees in exchange for services performed for the Company. The Company did not grant options to non-employees for the three months ended September 30, 2019 and granted 22,500 options to non-employees for the nine months ended September 30, 2019. The Company did not grant any options during the three and nine months ended September 30, 2018. Stock-based compensation expense related to stock-based payment awards to non-employees for the three and nine months ended September 30, 2019 was $32,000 and $102,000, respectively. Stock-based compensation expense related to stock-based payment awards to non-employees for the three and nine months ended September 30, 2018 was $23,000 and $71,000, respectively. As of September 30, 2019 and December 31, 2018, non-employee stock options to purchase 25,939 and 16,042 shares, respectively, remained unvested.

The fair value of stock option awards granted to non-employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	—	—	2.22%	—
Expected term of options (in years)	—	—	5.53	—
Expected stock price volatility	—	—	65.47%	—
Expected dividends	—	—	—	—

2019 Employee Stock Purchase Plan

In March 2019, the Company adopted the 2019 ESPP. The Company reserved 1,000,000 shares of common stock pursuant to purchase rights granted to the Company’s employees. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each calendar year, beginning January 1, 2020, by the lesser of (1) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 1,000,000 shares or (3) a number determined by our board of directors that is less than (1) and (2).

Under the 2019 ESPP, eligible employees are granted options to purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2019 ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $0.3 million and $0.6 million for the three and nine months ended September 30, 2019. As of September 30, 2019, no shares of common stock were issued under the 2019 ESPP.

The fair value of the rights granted to employees under the 2019 ESPP was estimated at the date of offer using a Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.90%	—	1.90%	—
Expected term of options (in years)	1.24	—	1.24	—
Expected stock price volatility	59.79%	—	59.79%	—
Expected dividends	—	—	—	—

10. Income Taxes

The Company has a history of losses, and expects to record a loss in 2019.  Additionally, the net deferred tax assets have been fully offset by a valuation allowance against our net operating loss carryforwards.  Therefore, the Company has not recorded a provision for income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2018, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act, on April 4, 2019 (the “Prospectus”), and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapeutics based on our scientific understanding of key biological pathways underlying cardio-metabolic, liver, oncologic and ophthalmic diseases. These diseases are among the largest unmet medical needs globally and represent leading causes of morbidity and mortality and a significant burden for healthcare systems. Since the commencement of our operations in 2008, we have generated a robust portfolio of product candidates. Our most advanced product candidate, aldafermin, previously known as NGM282, is wholly-owned and entered Phase 2b development for the treatment of NASH in mid-2019. Four of our other product candidates are in Phase 1 clinical trials and our other programs are in preclinical testing; some of these are subject to our Merck collaboration as described below.

In February 2015, we entered into a five-year research collaboration, product development and license agreement with Merck, that allows us to develop multiple product candidates in parallel without bearing substantially greater costs or incurring significantly greater risk compared to developing candidates on our own. Through September 30, 2019, Merck had paid us $398.4 million, of which $20.0 million was to license NGM313 and related compounds and $378.4 million was upfront payment and reimbursement of research and development expenses. On March 15, 2019, Merck exercised its option to extend the collaboration through March 16, 2022, and has the right to extend it again through March 16, 2024. As part of the extension through March 16, 2022, Merck agreed to continue to fund our research and development efforts at the same levels during the two-year extension period and, in lieu of a $20.0 million extension fee payable to us, during such two year extension period, Merck will make additional payments totaling up to $20.0 million in support of our research and development activities across 2021 and the first quarter of 2022.

In April 2019, we completed the IPO of our common stock, in which we issued an aggregate of 7,521,394 shares of common stock, including 854,727 shares of common stock issued pursuant to the over-allotment option granted to the underwriters at a price of $16.00 per share, before underwriting discounts and commissions. We received approximately $107.8 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses of $4.1 million, of which $2.3 million was paid in 2018. The deferred offering costs were offset against the net proceeds received from the sale of common stock. At the closing of the IPO, 47,283,839 shares of outstanding convertible preferred stock were automatically converted to common stock on a 1:1 basis. Concurrent with the completion of the IPO, we also issued 4,121,683 shares to Merck in a private placement at a price of $16.00 per share for proceeds of $65.9 million, which resulted in Merck owning approximately 19.9% of our outstanding shares of common stock.

We have incurred net losses in each year since our inception. Our consolidated net losses were $10.9 million and $26.9 million for the three and nine months ended September 30, 2019, respectively, compared to losses of $7.5 million and $14.7 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $180.2 million, of which $3.4 million was an accumulated adjustment to retained earnings at January 1, 2019 for the Company’s adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments, under the modified retrospective approach to adoption. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenses on other research and development activities.

Since inception, we have funded our operations primarily through the private placement of convertible preferred stock totaling $295.1 million, upfront license fees paid by collaboration partners of $123.0 million, our initial public offering with net proceeds of $107.8 million, a concurrent private placement of common stock to Merck for $65.9 million, the license of NGM313 and related compounds to Merck for $20.0 million and research and development service fees provided by collaboration partners of $303.3 million. We do not have any products approved for sale and do not anticipate generating revenue from product sales for the foreseeable future, if ever. Accordingly, to fund further operations we may need to raise capital. Until such time as we can generate meaningful revenue from product sales, if ever, we expect to finance our operating activities through public equity or debt financings, collaborations, strategic alliances and licensing arrangements, government or other third-party funding or a combination of these. We may not be able to secure additional funding on terms acceptable to us, or at all, and any failure to secure funding as and when needed could compromise our ability to execute on our business plan, which could materially and adversely affect our business, financial condition and results of operations. To the extent we obtain additional funding through product collaborations, these arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party CROs to carry out certain clinical development activities. We do not have a sales organization.

Financial Operations Overview

Collaboration Revenue

Our revenue to date has been generated primarily from recognition of license fees and research and development service funding pursuant to our collaboration agreements, the most significant of which is with Merck. Merck is also a significant stockholder and, as such, collaboration revenue from Merck is referred to as related party revenue. We have not generated any revenue from commercial product sales to date. We receive research and development funding pursuant to our Collaboration Agreement, and we may also be entitled to receive additional milestone and other contingent payments upon the occurrence of specific events. Due to the nature of this Collaboration Agreement and the nonlinearity of the related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in future periods.

The following table summarizes the sources of our collaboration revenue for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Related party revenue
Recognition of upfront fee	$5,442	$4,700	$16,844	$14,100
Collaboration service revenue	16,126	16,115	55,617	47,446
Total related party revenue	$21,568	$20,815	$72,461	$61,546

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

Our clinical development efforts are focused on multiple programs. Our lead product candidate, aldafermin, is the subject of ongoing and planned Phase 2 clinical trials for NASH. We anticipate the majority of our financial resources outside of the Merck collaboration will be dedicated to the development of aldafermin for the foreseeable future. We are also devoting financial resources to the development of NGM395, a product candidate in our GDF15 receptor agonist program, and may devote financial resources to other programs in the event Merck does not elect to license these programs upon completion of a proof-of-concept study, or in the event Merck elects to terminate its license to a program. Additionally, if our research and development expenses were to exceed the funding caps provided in our Collaboration Agreement, we could be required to devote our financial resources toward the development of programs subject to the collaboration.

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

We have initiated Phase 1 clinical trials for NGM120, NGM217 and NGM621, each of which is subject to reimbursement under our Merck collaboration up to the funding caps provided in the Collaboration Agreement. We recently completed a Phase 1 trial assessing the safety, tolerability and pharmacokinetics of NGM120. Later this year, we are planning to initiate a Phase 1a/1b clinical study with NGM120 in cancer patients to explore its potential to treat cancer anorexia-cachexia syndrome and, possibly, cancer. Merck has a one-time option to license NGM120 following completion of a proof-of-concept study in humans.

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

We initiated a Phase 1 clinical trial of NGM621 in the second half of 2019. The Phase 1 clinical trial will assess the safety and tolerability of up to two intravitreal injections of NGM621 in patients with the dry form of age-related macular degeneration. Merck has a one-time option to license NGM621 following completion of a proof-of-concept study in humans.

NGM386 and NGM395 comprise our GDF15 receptor agonist program and both were licensed to Merck at the inception of our collaboration. Substantially all of the related research and development expenses for these programs were borne directly by Merck under our Collaboration Agreement. Merck terminated its license to the GDF15 receptor agonist program effective May 31, 2019, and we regained full rights to NGM386 and NGM395. Following our assessment of the study results, we decided to suspend activities related to NGM386 to focus on advancing NGM395, a long-acting GDF15 receptor agonist, and expect to advance NGM395 into a Phase 1 safety and tolerability study. As a result, we will continue to incur research and development expenses with respect to NGM395 in the future.

Our research and development expenses related to the development of aldafermin, NGM313, NGM120, NGM217, NGM621 and NGM395 consist primarily of:

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

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
External research and development expenses:
Aldafermin (FGF19 analog)	$8,840	$6,640	$21,554	$12,033
NGM313 (FGFR1c/KLB agonist)	215	327	1,988	1,970
NGM120 (GFRAL antagonist)	431	1,106	2,614	2,745
NGM217 (undisclosed)	729	714	1,172	1,955
NGM621 (C3 inhibitor)	781	1,278	3,263	3,254
NGM395 (GDF15 analog)	31	70	457	691
Total external research and development expenses	11,027	10,135	31,048	22,648
Internal and unallocated research and development expenses(1)	17,926	14,338	56,251	44,125
Total research and development expenses	$28,953	$24,473	$87,299	$66,773

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

A change in the outcome of any of the risks and uncertainties associated with the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration (“FDA”) or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation. Other significant costs include legal fees relating to patent and corporate matters, facility costs not otherwise included in research and development expenses and fees for accounting and other consulting services.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and related SEC requirements and insurance and investor relations costs. In addition, we may incur expenses associated with building a commercial organization in connection with, and prior to, potential future regulatory approval of our product candidates.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2019	2018	Change ($)	2019	2018	Change ($)
Related party revenue	$21,568	$20,815	$753	$72,461	$61,546	$10,915
Operating expenses:
Research and development	28,953	24,473	4,480	87,299	66,773	20,526
General and administrative	5,612	4,811	801	17,208	12,143	5,065
Total operating expenses	34,565	29,284	5,281	104,507	78,916	25,591
Loss from operations	(12,997)	(8,469)	4,528	(32,046)	(17,370)	14,676
Interest income	1,984	966	1,018	5,138	2,609	2,529
Other income (expense), net	96	(14)	110	54	103	(49)
Net loss	$(10,917)	$(7,517)	$3,400	$(26,854)	$(14,658)	$12,196

Related Party Revenue.    Related party revenue was $21.6 million and $20.8 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $0.8 million in revenue was primarily attributable to $0.8 million recognized on the adoption of ASC 606 effective January 1, 2019.

For the nine months ended September 30, 2019 and 2018, related party revenue was $72.5 million and $61.5 million, respectively. The increase of $10.9 million in revenue was primarily due to $2.7 million recognized on the adoption of ASC 606 effective January 1, 2019, $4.0 million for increased reimbursable research personnel costs, $4.1 million increase in reimbursable research and development costs and $0.1 million for increased costs associated with maintaining our intellectual property rights.

Research and Development Expenses.    Research and development expenses were $29.0 million and $24.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase in research and development expenses of $4.5 million was primarily attributable to an increase of $3.6 million in unallocated research and development expenses primarily related to hiring and personnel-related expenses and early research testing and $2.2 million in external expenses primarily related to ongoing clinical trials related to our aldafermin program. These increases were partially offset by a decrease of $1.3 million in other program external expenses resulting from timing of clinical trial activities and lower manufacturing expenses.

For the nine months ended September 30, 2019 and 2018, research and development expenses were $87.3 million and $66.8 million, respectively. The increase in research and development expenses of $20.5 million was primarily attributable to an increase of $12.1 million in unallocated research and development expenses primarily related to hiring and personnel-related expenses and early research testing, $3.0 million for the acquisition of clinical trial materials and $6.5 million in external expenses primarily related to ongoing and recently initiated clinical trials for our aldafermin, NGM120 and NGM621 programs. These increases were partially offset by a decrease of $1.1 million in other program external expenses resulting from timing of clinical trial activities and lower manufacturing expenses. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly to the extent that product candidates whose costs are not borne by our collaborator, such as aldafermin and NGM395, advance in clinical development.

General and Administrative Expenses.    General and administrative expenses were $5.6 million and $4.8 million for the three months ended September 30, 2019 and 2018, respectively. The increase in general and administrative expenses of $0.8 million was primarily driven by an increase of $0.4 million in personnel-related expenses and $0.5 million for consulting expenses, partially offset by a decrease of $0.1 million for legal and accounting expenses.

For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $17.2 million and $12.1 million, respectively. The increase in general and administrative expenses of $5.1 million was primarily due to an increase of $2.2 million in personnel-related expenses, $1.4 million for legal and accounting expenses and $1.5 million for consulting expenses.  We anticipate general and administrative expenses will increase with expansion of support resources.

Interest Income.    Interest income was $2.0 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $5.1 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest income was primarily attributable to higher yields on our available-for-sale marketable securities and an increase in our cash and investments balance subsequent to the completion of our IPO in April 2019.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities since our inception. As of September 30, 2019, our operations have been financed primarily through the private placement of convertible preferred stock totaling $295.1 million, upfront license fees paid by collaboration partners of $123.0 million, the license of NGM313 and related compounds to Merck for $20.0 million and research and development service fees provided by collaboration partners, primarily Merck, of $303.3 million. In April 2019, we completed our IPO and issued an aggregate of 7,521,394 shares of common stock, which included 6,666,667 shares of common shares and 854,727 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at an offering price of $16.00 per share. We received $107.8 million, net of underwriting discounts, commissions and offering expenses. We concurrently completed a private placement of 4,121,683 common shares to Merck at a price of $16.00 per share, for proceeds of $65.9 million. As of September 30, 2019, we had cash and cash equivalents of $303.0 million, short-term marketable securities of $53.6 million, working capital (excluding deferred revenue) of $338.5 million and an accumulated deficit of $180.2 million, compared to cash and cash equivalents of $56.9 million, short-term marketable securities of $149.7 million, working capital (excluding deferred revenue) of $192.1 million and an accumulated deficit of $147.2 million at December 31, 2018.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our product candidates, expand our corporate infrastructure, including the costs associated with being a public company, and conduct pre-commercialization activities. We will require substantial additional capital to achieve our development and commercialization goals for our wholly-owned programs, aldafermin and NGM395, for any future programs that Merck does not opt to license under the Collaboration Agreement and that we choose to develop, for any Merck licensed programs that we opt to co-develop, and for any programs that Merck chooses to license under the Collaboration Agreement and later elects to terminate. If our Merck collaboration were to be terminated, we could require significant additional capital in order to proceed with development and commercialization of our product candidates, or we may require additional partnering in order to help fund such development and commercialization. We plan to continue to fund our operations and capital funding needs through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. The sale of convertible debt or additional equity could result in additional dilution to our stockholders. Incurring indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(26,573)	$(14,605)
Investing activities	95,113	35,247
Financing activities	177,178	1,256
Net increase in cash and cash equivalents	$245,718	$21,898

Cash Used in Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities was $26.6 million, which consisted of a net loss of $26.9 million, adjusted for non-cash charges of $14.3 million and cash used through changes in operating assets and liabilities of $14.0 million. The non-cash charges consisted primarily of stock-based compensation expense of $9.4 million and depreciation expense of $5.8 million. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable from related party collaboration revenue of $3.7 million, increase in prepaid expenses and other current assets of $4.3 million, decrease in accounts payable of $1.3 million, increase in accrued expenses and other liabilities of $4.4 million and decreases in deferred rent and deferred revenue of $2.0 million and $14.5 million, respectively. The decrease in deferred revenue is primarily attributed to changes in revenue from the adoption of ASC 606 and the timing of advance payments from Merck related to the reimbursement of costs associated with research and development activities.

During the nine months ended September 30, 2018, cash used in operating activities was $14.6 million, which consisted of a net loss of $14.7 million, adjusted for non-cash charges of $14.3 million and cash used through changes in operating assets and liabilities of $14.2 million. The non-cash charges consisted primarily of stock-based compensation expense of $7.4 million, early exercised stock options of $1.9 million and depreciation expense of $5.3 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $13.8 million due to the recognition of upfront license fees from Merck and the timing of advance payments from Merck related to the reimbursement of costs associated with research and development activities. This was partially offset by an increase in accounts payable of $1.0 million.

Cash Provided by Investing Activities

During the nine months ended September 30, 2019, cash provided by investing activities was $95.1 million, which consisted of $172.7 million in proceeds from the maturities of marketable securities, partially offset by purchases of marketable securities of $75.2 million and purchases of property and equipment of $2.4 million.

During the nine months ended September 30, 2018, cash provided by investing activities was $35.2 million, which consisted of $143.9 million in proceeds from the maturities of marketable securities, partially offset by purchases of marketable securities of $103.0 million and purchases of property and equipment of $5.7 million.

Cash Provided by Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities was $177.2 million, which consisted of net proceeds from issuance of common stock upon completion of our IPO of $110.1 million, issuance of common stock upon completion of the private placement with Merck of $65.9 million and the issuance of common stock upon the exercise of previously granted stock options of $1.2 million. The net proceeds from the completion of the IPO of $110.1 million were comprised of our proceeds of $111.9 million, after deducting underwriting discounts and commissions, less offering expenses of $4.1 million, of which $2.3 million was paid in 2018.

During the nine months ended September 30, 2018, cash provided by financing activities was $1.3 million, which consisted of proceeds from the issuance of common stock upon the exercise of previously granted stock options of $2.2 million less repurchases of common stock of $0.2 million and deferred IPO costs of $0.7 million.

Off-Balance Sheet Arrangements

We have not entered into and do not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities and non-cancelable purchase commitments with contract manufacturers or service providers. The following table sets out, as of September 30, 2019, our contractual obligations due by period (in thousands):

	Payments due by period
	Less than	1 to 3	4 to 5	More than
	1 year	years	years	5 years	Total
Contractual obligations:
Operating lease obligations(1)	$4,958	$15,773	$1,384	$—	$22,115
Total contractual obligations	$4,958	$15,773	$1,384	$—	$22,115

(1)	Consists of our corporate headquarters lease encompassing approximately 122,000 square feet of office and laboratory space that expires in December 2023.

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

Quantitative and Qualitative Disclosures about Market Risk

Our cash, cash equivalents and marketable securities as of September 30, 2019 consisted of readily available checking and money market funds, as well as available-for-sale securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. We do not believe that our cash, cash equivalents or marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents and marketable securities at one or more financial institutions that are in excess of federally insured limits.

We are also exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our Australian subsidiary. In addition, we contract with vendors that are located in Asia and Europe, and the payments under such contracts are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2019 and December 31, 2018, our liabilities denominated in foreign currencies were not material. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.

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

Revenue Recognition

On January 1, 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments, using the modified retrospective transition method applied to those contracts that were not completed as of January 1, 2019. ASC 606 supersedes all prior revenue recognition guidance. Results for operating periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with previous accounting rules under ASC 605.

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

All of our revenue to date has been generated from our collaboration agreements, primarily our Collaboration Agreement. The terms of these agreements generally require us to provide (i) license options for our compounds, (ii) research and development services and (iii) non-mandatory services in connection with participation in research or steering committees. Payments received under these arrangements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. In some agreements, the collaboration partner is solely responsible for meeting defined objectives that trigger contingent or royalty payments. Often the partner only pursues such objectives subsequent to exercising an optional license on compounds identified as a result of the research and development services performed.

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

The most significant change to our policies upon the adoption of ASC 606 is the estimation of an arrangement’s total transaction price, which would include any variable consideration and the recognition of that transaction price based on a cost-based input method that requires significant estimates to determine, at each reporting period, the percentage of completion based on the estimated total effort required to complete the project and the total transaction price. Given the differences in revenue recognition policies, the revenue recognized in prior years is not strictly comparable to revenue recorded in the quarter ending September 30, 2019 or in future periods (see Recently Adopted Accounting Pronouncements in the condensed consolidated financial statements).

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

•	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to contract research organizations in connection with preclinical studies and clinical trials;
•	fees paid to investigative sites in connection with clinical trials;
•	fees paid to contract manufacturing organizations in connection with the production of clinical trial materials; and
•	professional service fees for consulting and other services.

We base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. Our service providers generally invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

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

Subsequent to the adoption of ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, stock-based compensation expense for non-employee stock-based awards is also measured based on the fair value on grant date with its estimated fair value recorded over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures.

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

We recorded stock-based compensation expense related to employees, directors and nonemployees of $3.1 million and $9.2 million for the three and nine months ended September 30, 2019, respectively, compared to $3.0 million and $7.4 million for the three and nine months ended September 30, 2018. As of September 30, 2019, we had unrecognized stock-based compensation cost related to options granted to employees and directors of $23.9 million, net of forfeitures, which is expected to be recognized as expense over approximately 2.70 years.

Prior to the closing of the Company’s IPO, the fair value of the common stock underlying our share-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, timely valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants (“AICPA”) Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock historically, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies; and the lack of marketability of our common stock.

We have utilized the probability-weighted expected return method (“PWERM”), alone or in combination with the option pricing method (“OPM”), as a hybrid method (“Hybrid Method”), each an accepted valuation method under the AICPA Practice Guide, for determining the fair value of our common stock. The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, in light of the rights and preferences of each class and series of stock, discounted for a lack of marketability. The OPM values each equity class by creating a series of call options on the equity value, with exercise prices based on the liquidation preferences, participation rights and strike prices of derivatives. The Hybrid Method is appropriate for a company expecting a near term liquidity event, but where, due to market or other factors, the likelihood of completing the liquidity event is uncertain. The Hybrid Method considers a company’s going concern nature, stage of development and the company’s ability to forecast near-and long-term future liquidity scenarios. In connection with our preparation for filing a registration statement with the SEC, we evaluated whether or not in retrospect the valuation of our common stock as of the date of each option grant over the previous 12 months was appropriate for accounting purposes.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies may delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards would otherwise apply to private companies.

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

Newly Issued Accounting Pronouncements

Except as described in Note 2 to the condensed consolidated financial statements under the headings “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted,” there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in our audited consolidated financial statements and notes for the year ended December 31, 2018, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act, on April 4, 2019, that are of significance or potential significance to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $356.6 million as of September 30, 2019, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Foreign Currency Sensitivity

The majority of our transactions occur in U.S. Dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. Dollar, primarily British Pounds, Swiss Francs, Australian dollars and the Euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. Dollar against other currencies affects the reported amounts of expenses, assets and liabilities associated with a limited number of manufacturing, preclinical and clinical activities. A hypothetical 10% change in foreign currency exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company that was incorporated in December 2007 and commenced operations in early 2008. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net loss was $0.5 million and $14.2 million for the years ended December 31, 2018 and 2017, respectively. For the three and nine months ended September 30, 2019, we also incurred net losses of $10.9 million and $26.9 million, respectively, compared to net losses incurred for three and nine months ended September 30, 2018 of $7.5 million and $14.7 million, respectively. As of September 30, 2019, we had an accumulated deficit of $180.2 million.

We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, our product candidates. We will require substantial additional capital to achieve our development and commercialization goals for our wholly-owned programs, aldafermin and NGM395, for any future programs that Merck does not opt to license under the Collaboration Agreement and that we choose to develop, for any Merck licensed programs that we opt to co-develop, and for any programs that Merck chooses to license under the Collaboration Agreement and later elects to terminate. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, clinical trial and related activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue beyond those generated pursuant to the Merck collaboration. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Substantially all of our revenue for recent periods has been received from a single collaboration partner.

Since executing the Collaboration Agreement with Merck in 2015, substantially all of our revenue has been from our collaboration partner, Merck. Under the collaboration, Merck provides us with reimbursement for research and development activities of up to $50 million per year, plus additional amounts up to agreed upon annual caps, if certain conditions are met; however, we may require additional funding to advance our research and development affairs on our planned timeline, or at all. If our Merck collaboration were to be terminated, or if the annual cap under the Merck collaboration is insufficient, we could require significant additional capital in order to proceed with development and commercialization of our product candidates, or we may require additional partnering in order to help fund such development and commercialization. Merck has exercised its option to extend the research and early development program through March 16, 2022 and has the right to extend it again through March 16, 2024. If adequate funds or partners are not available to us on a timely basis, on favorable terms or at all, we may be required to delay, limit, reduce or terminate our research and development efforts or other operations.

We currently have no source of product revenue and may never become profitable.

Our product candidates are in the early stages of development. To date, we have not generated any revenue from commercialization of our product candidates. We will not be able to generate product revenue unless and until one of our product candidates, alone or with our partners, successfully completes clinical trials, receives regulatory approval and is successfully commercialized. As our product candidates are in early stages of development, we do not expect to receive revenue from those product candidates for a number of years, if ever. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Other than our agreement with Merck, we currently have no such agreements that could provide us with material, ongoing future revenue and we may never enter into any such agreements. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our or our current partner’s and future partners’ ability to:

•	successfully complete research and clinical development of current and future product candidates;
•

establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain sufficient supply;

•

launch and commercialize any product candidates for which we obtain marketing approval, if any, and, if launched independently, successfully establish a sales force, marketing and distribution infrastructure;

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

We may require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our current product candidates or develop new product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly to the extent that product candidates whose costs are not borne by our collaborator, such as our wholly-owned programs, aldafermin and NGM395, advance in clinical development. We believe that our existing cash, cash equivalents and short-term marketable securities and funding we expect to receive under our existing Collaboration Agreement, will fund our projected operating requirements for at least the next twelve months. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short- and long-term, will depend on many factors, including:

•	the initiation, progress, timing, costs and results of preclinical tests and clinical trials for our current product candidates and any future product candidates we may develop;
•	whether Merck exercises its option to license product candidates upon our completion of a proof-of-concept study in humans;
•

whether Merck terminates the research collaboration under pre-specified circumstances set forth in the Collaboration Agreement or terminates a program that is licensed (such as Merck’s termination of its license for NGM386 and NGM395);

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

•

the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

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

Unless and until we can generate a sufficient amount of revenue from approved products, we will require additional capital to discover, develop, obtain regulatory approval for and commercialize our current and future product candidates. We do not have any committed external source of funds, other than pursuant to our collaboration with Merck, which is limited in scope and duration, and may be terminated in certain circumstances. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. Our existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities or debt. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we need to secure additional financing, such additional fundraising efforts may divert our management and research efforts from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. If we do not raise additional capital, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted and we may need to:

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

To the extent we obtain additional funding through product collaborations, these arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research and development programs or product candidates.

We plan to use current year operating losses and our federal and state net operating loss (“NOL”) carryforwards to offset taxable income from revenue generated from operations, including corporate collaborations. However, our ability to use NOL carryforwards could be limited.

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, including corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of our IPO and subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Risks Related to Our Business and Industry

Our product candidates must undergo rigorous clinical trials and regulatory approvals, which could delay or prevent commercialization of our product candidates.

All of our product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other countries. The approval process is typically lengthy and expensive, and approval is never certain. We, Merck or any future collaborator, may delay, suspend or terminate clinical trials at any time for reasons including:

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
•

implementation of new, or changes to, guidance or interpretations from the FDA or comparable foreign authorities with respect to approval pathways for product candidates we are pursuing, such as draft guidance documents from the FDA for the development of products for the treatment of NASH that issued in 2018 and 2019 and from the European Medicines Agency (“EMA”) that issued in 2018;

•	the need to repeat clinical trials as a result of inconclusive or negative results, poorly executed testing or changes in required endpoints by the FDA or comparable foreign authorities;
•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials;
•	unfavorable FDA or comparable foreign authority inspection and review of a clinical trial site or records of any clinical or preclinical investigation;
•	serious and unexpected drug-related adverse effects experienced by participants in our clinical trials; or
•	the placement of a clinical hold on a trial by the FDA or comparable foreign authorities.

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

We have limited experience in conducting the late-stage clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our current clinical trials may be insufficient to demonstrate that our potential products will be safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenue and may not become profitable.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we or our partners must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Preclinical studies and clinical trials are expensive, take several years to complete and may not yield results that support further clinical development or product approvals. A failure of one or more clinical trials can occur at any stage of testing.

To date, the data supporting our drug discovery and development programs are derived from laboratory and preclinical studies and earlier-stage clinical trials. Despite the results reported in our Phase 1 and 2 clinical trials for aldafermin, in Phase 1 clinical trials for NGM313 and NGM120 and in preclinical studies for our other product candidates, future clinical trials in humans may show that one or more of our product candidates are not safe and effective, in which event we may need to abandon development of such product candidates. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, these compounds might not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways.

Further, we expect that our current product candidates will, and future product candidates may, require chronic administration. The need for chronic administration increases the risk that participants in our clinical trials will fail to comply with our dosing regimens. If participants fail to comply, we may not be able to generate clinical data acceptable to the FDA in our trials. The need for chronic administration also increases the risk that our clinical drug development programs may not uncover all possible adverse events that patients who take our products may eventually experience. The number of patients exposed to treatment with, and the average exposure time to, our product candidates in clinical development programs may be inadequate to detect rare adverse events or chance findings that may only be detected once our products are administered to more patients and for longer periods of time.

If we are unable to successfully discover, develop or enable our partners to develop drugs that are effective and safe in humans, we will not have a viable business.

Phase 2 clinical trials of aldafermin that have produced and will produce NASH histology data are ongoing, and the clinical data produced to date are preliminary and have not been subjected to quality control procedures. Preliminary data and interim results may not be predictive of final results.

We have ongoing Phase 2 clinical trials of aldafermin in NASH. Any data and results we have announced from our first Phase 2 clinical trial, including results from the pre-specified interim analysis on 38 patients in the 24-week cohort announced in October 2019, are preliminary. Until that clinical trial is completed, we are unable to perform typical quality control procedures on the data produced to ensure its accuracy. While we believe the data made available to date are accurate, until such time as the final quality control procedures are performed after the trial is complete, the data are and should be regarded as preliminary. Preliminary data and interim results may not be predictive of final results. Differences between the preliminary data as well as data from the interim analysis and the final data may lead us to make different operational decisions regarding, or incur additional expenses for, the development of aldafermin than we otherwise would if final data were available. Additionally, the October 2019 interim analysis only reported on some of the endpoints being studied in the trial and may not be predictive of results when measured across all endpoints. Our business and prospects depend on the development of this program, and, if final data is less promising than the preliminary data and data from the interim analysis suggests, our business and prospects could be adversely affected.

Success in preclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials.

Success in preclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of our product candidates. Similarly, preliminary data and interim results from clinical trials may not be predictive of final results. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. To date, some of our clinical trials have involved small patient populations and, because of the small sample size in such trials, the results of these clinical trials may be subject to substantial variability and may not be indicative of either future interim results or final results. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because we have limited experience designing clinical trials, we may be unable to design and execute a clinical trial to support regulatory approval. In addition, there is a high failure rate for drugs and biologic products proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier-stage clinical trials. Similarly, the outcome of preclinical studies may not predict the success of clinical trials. Moreover, data obtained from preclinical and clinical activities is subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

If we experience delays in clinical testing, we will be delayed in commercializing our product candidates, our costs may increase and our business may be harmed.

Conducting clinical trials for any of our drug candidates for approval in the United States requires filing an Investigational New Drug (“IND”) application and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the institutional review board at each such site, manufacturing clinical quantities of drug candidates and supplying drug product to clinical sites. Currently, we have multiple active INDs with the FDA in the United States, including for aldafermin for NASH and primary biliary cholangitis (“PBC”), for NGM621 for geographic atrophy secondary to age-related macular degeneration and for NGM120 for treatment of solid tumors and pancreatic cancer, and an active Clinical Trial Authorisation in the United Kingdom from the Medicines and Healthcare Products Regulatory Agency for NGM217 for diabetes.

We cannot guarantee that we will be able to successfully accomplish required regulatory activities or all of the other activities necessary to initiate and complete clinical trials. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products. We do not know whether any other clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of clinical development include:

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	FDA comments on ongoing clinical trials and potential regulatory holds imposed if such comments are not adequately addressed;
•	deviations from the trial protocol by clinical trial sites and investigators, or failures to conduct the trial in accordance with regulatory requirements;
•	failure of third parties, such as CROs, to satisfy their contractual duties to us or meet expected deadlines;
•	delays in the testing, validation, manufacturing and delivery of the product candidates or other study materials to the clinical sites;
•

for clinical trials in selected patient populations, delays in identification and auditing of central or other laboratories and the transfer and validation of assays or tests to be used to identify selected patients and test any patient samples;

•	delays in patient enrollment;
•	delays in patients completing a trial or returning for post-treatment follow-up;
•	delays caused by patients dropping out of a trial, including due to side effects or disease progression;
•	demonstration of a significant adverse safety or tolerability signal limiting the utility of the product candidate;
•

changes in regulatory authority recommendations or guidance regarding development of drugs for a particular indication that we are pursuing, such as draft guidance documents from the FDA for the development of NASH that issued in 2018 and 2019 and from the EMA that issued in 2018;

•

withdrawal of clinical trial sites or investigators from our clinical trials for any reason, including as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials; or

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

We may not successfully identify, develop or commercialize our product candidates.

The success of our business depends primarily upon our ability to identify and validate new therapeutic candidates, and to identify, develop and commercialize protein and antibody therapeutics. Our research efforts may initially show promise in discovering potential new protein and antibody therapeutics, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	our research methodology may not successfully identify medically-relevant protein or antibody therapeutics or potential product candidates;
•	our drug discovery efforts tend to identify and select novel, untested proteins in the particular disease indication we are pursuing, which we may fail to validate after further research work;
•	we may need to rely on third parties to generate protein or antibody candidates for some of our product candidate programs;
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
•

our collaboration partners may change their development profiles or plans for product candidates or abandon a therapeutic area, the development of a partnered product or the commercialization of any future approved partnered product.

If any of these events occur, we may be forced to abandon our development efforts for one or more programs, which could have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. For example, we have decided to suspend activities related to NGM386 to focus on advancing NGM395, a long-acting GDF15 receptor agonist. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

We are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.

To date, our product candidates have been manufactured by third-party manufacturers solely for preclinical studies and clinical trials. These manufacturers may not be able to scale production to the larger quantities required for large clinical trials and for commercialization. For example, we have entered into a Development and Manufacturing Services Agreement with Lonza Ltd. (“Lonza”) for the production of Phase 3 and commercial supplies of aldafermin. The process of manufacturing aldafermin and our other product candidates is complex, highly regulated and subject to several risks, including:

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

•	a third-party manufacturer of a product candidate subject to our collaboration with Merck may fail to qualify upon an audit by Merck;
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

Each of our product candidates uses certain raw materials for its manufacture, such as reagents that support cell growth. Some of these materials only have a single supplier and are purchased as necessary without a long-term supply agreement in place. Any significant delay in the acquisition or decrease in the availability of these raw materials could considerably delay the manufacture of our product candidates, which could adversely impact the timing of any planned trials or the regulatory approvals of our product candidates.

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

We have limited process development capabilities and have access only to external manufacturing capabilities. We do not have, and we do not currently plan to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in clinical trials or commercialization. Any delay or interruption in the supply of clinical trial materials could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Additional clinical trials may be required to evaluate the safety profile of our product candidates. Serious adverse events that were reported in the aldafermin treatment arms from our completed Phase 1 and Phase 2 clinical trials of aldafermin include: moderate dizziness, community acquired pneumonia, iron deficiency anemia, fractured finger, pneumonitis/alveolitis, acute pancreatitis, pneumonia, pleurisy, non-myocardial infarction cardiac arrest, chest pain, vertigo, headache, accelerated hypertension, kidney mass, bowel obstruction, bilirubin increase, cholangitis, progression of primary sclerosing cholangitis (“PSC”), and intervertebral discitis. In our completed Phase 1 and Phase 1b clinical trials of NGM313, there were two reported serious adverse events in the NGM313 treatment arms: cholecystitis and rectal bleeding due to hemorrhoids, both of which were deemed by the investigators to be unrelated to treatment with NGM313. In our completed Phase 1 clinical trial of NGM120, there were two reported serious adverse events in the NGM120 treatment arms: renal colic and bipolar disorder, both of which were deemed by the investigators to be unrelated to treatment with NGM120.

Significant increases in serum levels of low density lipoprotein (“LDL”) cholesterol were observed in clinical trials of aldafermin in NASH and type 2 diabetes. The drug-induced changes in LDL cholesterol were brought back to baseline levels with concomitant statin use in NASH patients, however, sustained LDL cholesterol elevations in untreated patients can be associated with cardiovascular disease. While the impact of these drug-induced changes in cholesterol are unknown, we believe that concomitant statin use, along with aldafermin’s triglyceride lowering and high density lipoprotein (“HDL”) cholesterol elevating properties, will provide an overall neutral to positive impact on patients’ cardiovascular health. We have not observed any significant changes in LDL cholesterol with aldafermin in trials we have conducted in patients with cholestatic liver disease, such as PBC and PSC.

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

However, future results of our trials could reveal a high and unacceptable severity and prevalence of side effects, anti-drug antibodies or unexpected characteristics. In such an event, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences could materially and adversely affect our business, financial condition and prospects.

Our most advanced clinical-stage product candidate, aldafermin, is a modified version of a human hormone that has been associated with liver cancer in rodent testing.

Aldafermin is a modified version of FGF19, a human hormone that has been associated with liver cancer in rodent testing. The IND that we filed in February 2014 for type 2 diabetes was placed on clinical hold by the FDA Division of Metabolism and Endocrinology Products pending receipt of additional information relating to the potential risk of proliferative effects of aldafermin in the livers of non-human primates and mice based on concerns relating to the observation that human FGF19 can induce hepatocellular proliferation in rodents. We withdrew this IND in January 2015, as we determined that we would not further study aldafermin in type 2 diabetes after we analyzed the results of the Phase 2 clinical trial of aldafermin in type 2 diabetes and made the determination to pursue NASH and other liver indications. To date, the FDA Division of Gastroenterology and Inborn Errors Products, which is responsible for the NASH indication, has not requested any additional information regarding the potential for aldafermin to induce hepatocellular proliferation. We have received feedback from the FDA Carcinogenicity Assessment Committee that our preclinical data through six-month chronic toxicology studies in mice and monkeys support a single species, two-year carcinogenicity assessment in rats. The human hormone and the rodent ortholog for FGF19 share a sequence identity of approximately 50%, which means that the results of these studies of aldafermin in rats are not necessarily predictive of the potential risk of carcinogenicity in humans. To our knowledge, neither FGF19 nor any variant thereof other than aldafermin has ever been tested in humans. We believe we have identified a modified version of FGF19 that does not exhibit the cancer-causing effects of native human FGF19 in rodents. We believe that aldafermin will have a superior therapeutic profile to

FGF19 based on preclinical data showing reduced fasting blood glucose levels, fed insulin levels and bile acid suppression in animals. However, we may be incorrect in these beliefs, and we cannot be sure that regulators will view our product candidate as safe or that physicians will view our product candidates as superior to alternative treatments. Concerns about the association between FGF19 and liver cancer could have an adverse effect on our ability to develop and commercialize aldafermin.

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

Under our Collaboration Agreement with Merck, we have the right, exercisable during a specified period prior to the commencement of Phase 3 clinical testing of the applicable product candidate, to convert our economic participation from a milestones and net sales royalty arrangement into a cost and profit share arrangement. If we exercise the cost and profit share right, we have the ability to participate in a co-detailing relationship in the United States. Due to the limited exercise period, we may have to choose whether a product candidate will be subject to a cost and profit share arrangement before we have as much information as we would like, including whether and when such program may receive FDA approval of the applicable biologics license application (“BLA”). As a result of such incomplete information or due to incorrect analysis by us, we may select a cost and profit share program that later proves to have less commercial potential than an alternative, or none at all, or may pass on a cost and profit sharing program that proves commercially successful.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. We are dependent on the members of our management team and our scientific advisors for our business success. An important element of our strategy is to take advantage of the research and development expertise of our current management and to utilize the expertise of our scientific advisors in the cardio-metabolic, liver, oncologic and ophthalmic disease fields. We currently have employment letter agreements with all of our executive officers. Our employment agreements with our executive officers are terminable by them without notice and some provide for severance and change in control benefits. The loss of any one of our executive officers, including, in particular, Dr. Jin-Long Chen, our Chief Scientific Officer, or a key scientific consultant could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates. Prior to March 17, 2020, the departure of Dr. Chen as our employee or director of our research (other than on account of his employment by Merck) would give Merck the right to shift the focus of its research and development funding to concentrate on the development of later-stage product candidates, but Merck would not have the right to terminate or otherwise alter the conduct of the collaboration.

To fully realize the research and development support committed under our collaboration with Merck, we will need to maintain a significant number of qualified research and development, scientific, administrative and commercial personnel. There is intense competition for qualified personnel, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and commercialization of our product candidates. In particular, we have experienced a very competitive hiring environment in the San Francisco Bay Area, where we are headquartered. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

Disputes under key agreements or conflicts of interest with our scientific advisors or clinical investigators could delay or prevent development or commercialization of our product candidates.

Any agreements we have or may enter into with third parties, such as collaboration, license, supplier, manufacturing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over contract interpretation, rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements that may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights, result in increased financial obligations for us or result in costly litigation.

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

Since executing the Collaboration Agreement in 2015, we have significantly increased our headcount and advanced our pipeline and the complexity of our operations, which has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we maintain our growth and seek to obtain and manage relationships with third parties. Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, reporting systems and operational, financial and management controls. We may not be able to expand or identify sufficiently-sized facilities to accommodate our growth, particularly given our location in South San Francisco, California and the current high demand for, and restricted supply of, research and development facilities in this market. We may not be able to implement administrative and operational improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may slow our growth or give rise to inefficiencies that would increase our losses.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical companies, including AbbVie, Allergan, AstraZeneca, Bayer, Bristol-Myers Squibb, Eisai, Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Novo Nordisk, Pfizer, Roche, Sanofi and Takeda, as well as large and small biotechnology companies such as 89Bio, Akero, Albireo, Amgen, Apellis, Can-Fite, Cirius, CymaBay, Enanta, Galectin, Galmed, Genfit, Gilead, Intercept, Inventiva, Madrigal, MannKind, MediciNova, Metacrine, Mirum, Nalpropion, Terns, Viking and Vivus, are pursuing the development or marketing of pharmaceuticals that target the same diseases that are targeted by our most advanced product candidates. It is probable that the number of companies seeking to develop products and therapies for the treatment of cardio-metabolic disorders, liver, oncologic and ophthalmic diseases will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical testing and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products or for other products that would compete with our product candidates. Many of our competitors have established distribution channels and commercial infrastructure to support the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

If aldafermin or NGM313 were approved for the treatment of NASH, future competition could also arise from products currently in development, including: cenicriviroc, an immunomodulator that blocks CCR2 and CCR5, from Allergan; firsocostat, an ACC inhibitor, and cilofexor, an FXR agonist, both from Gilead; OCA, an FXR agonist, from Intercept; resmetirom, a beta-thyroid hormone receptor agonist, from Madrigal; pegbelfermin, PEGylated FGF21, from Bristol-Myers Squibb; AKR-001, an Fc conjugated FGF21, from Akero; elobixibat, an IBAT-inhibitor, from Albireo; a Galectin-3 inhibitor from Galectin; a synthetic conjugate of cholic acid and arachidic acid from Galmed; an FXR agonist from Metacrine; EDP-305, an FXR agonist, from Enanta; FXR agonists from Novartis; a beta-thyroid hormone receptor agonist from Viking; semaglutide, a GLP-1 analog, from Novo Nordisk; a mitochondrial pyruvate complex modulator from Cirius; seladelpar, a PPAR delta agonist, from CymaBay; and elafibranor, a PPAR alpha/delta agonist, from Genfit. The foregoing competitive risks apply to aldafermin, any variants of aldafermin, including the second-generation, half-life extended version of FGF19 we are currently developing, and NGM313.

If any of our product candidates were approved for the treatment of type 2 diabetes, these products would face competition from currently approved and marketed products, including: Biguanides; Sulfonylureas; Thiazolidinediones (TZDs); Alpha-glucosidase inhibitors (AGIs); Dipeptidyl peptidase 4 (DPP4) inhibitors; Glucagon-like peptide-1 (GLP-1) analogues; SGLT2 inhibitors; and Insulins, including injectable and inhaled versions. Further competition could arise from products currently in development, including: 11 beta HSD (Incyte, Japan Tobacco, Roche); GPR40 (Connexios, Takeda); and oral GLP-1 mimetics (Novo Nordisk). Some of these programs have advanced further in clinical development than our product candidates and could receive approval before our product candidates are approved, if they are approved at all.

Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors, pharmaceutical companies and others in the medical community. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. We cannot be certain that third-party payors will sufficiently reimburse sales of our products, or otherwise enable us to sell our products at profitable prices. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many regions, including Europe, Japan and Canada, where we may market our products, either directly or with collaborators, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including costs of research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, in 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices.

In addition, while Congress has not passed comprehensive legislation repealing the Affordable Care Act, it has introduced legislation to modify certain provisions. While much of this proposed legislation has not passed, Congress has enacted laws modifying certain provisions such as removing penalties, effective January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain Affordable Care Act-mandated fees. Congress will likely consider other legislation to modify or replace additional elements of the Affordable Care Act. In December 2018, a United States District Court judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. While this U.S. District Court judge, as well as the Trump administration and Centers for Medicare and Medicaid Services, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

Other legislative changes that have affected or may affect our industry include the Budget Control Act of 2011 which has triggered automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2027 unless Congress takes additional action. Recently, there has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial sites are located outside of the United States. Furthermore, if we, Merck or any future collaborator succeeds in developing any of our product candidates, we intend to market them in the European Union and other jurisdictions in addition to the United States. If approved, we, Merck or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of challenges and risks, including but not limited to:

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

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•	certain expenses, including, among others, expenses for travel, translation and insurance; and
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

Our relationships with healthcare providers, customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we or our collaborator obtains marketing approval. Our arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products for which we or our collaborator obtains marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters;

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

•

the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to the U.S. Department of Health and Human Services ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and local laws requiring the registration of pharmaceutical sales representatives; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, additional regulatory oversight, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity and other events beyond our control, which could harm our business.

Our former facility was subject to electrical blackouts as a result of a shortage of available electrical power. Future blackouts, which may be implemented by the local electricity provider in the face of high winds and dry conditions, could disrupt the operations of our current facility. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a complete recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The contract manufacturing organization that is the sole supplier of clinical drug substance of NGM313, NGM120, NGM217, NGM621 and NGM395 is located in a region that has experienced recent political unrest.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Similar to other companies in our industry, we face substantial cybersecurity risk. Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors, collaborators and consultants may fail and are vulnerable to damage from computer viruses and unauthorized access. While we have not, to our knowledge, experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates, to analyze clinical trial samples and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. In 2017, a security breach of the internal computer systems of our collaborator, Merck, caused material damage to its operations, but did not affect our internal operations. In June 2019, a vendor that conducted bioanalytical services for some of our aldafermin clinical trials was affected by a ransomware attack that resulted in a significant disruption to its IT systems. This cybersecurity incident at our vendor resulted in an integrity loss of certain clinical sample data for aldafermin that may result in material costs to recover or reproduce. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be hindered or delayed.

European data collection is governed by restrictive regulations governing the collection, use, processing and cross-border transfer of personal information.

We may collect, process, use or transfer personal information from individuals located in the European Union in connection with our business, including in connection with conducting clinical trials in the European Union. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the European Union. The collection and use of personal health data in the European Union are governed by the provisions of the General Data Protection Regulation ((EU) 2016/679) (“GDPR”). This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the European Economic Area, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the European Union may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

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

In February 2015, we entered into a collaboration with Merck focused on the discovery, development and commercialization of biologics, including NGM313, NGM120, NGM217, NGM621, NGM386 and NGM395, but excluding aldafermin. In November 2018, Merck exercised its option to license NGM313. Merck’s license to the GDF15 receptor agonist program, including NGM386 and NGM395, was terminated effective May 31, 2019. On March 15, 2019, Merck exercised its option to extend the collaboration for an additional two years, from March 17, 2020 through March 16, 2022. The collaboration involves a complex allocation of rights, provides for substantial research and development support, provides for additional payments upon Merck’s election to extend the term of the research program and provides us with either milestone payments based on the achievement of specified clinical development, regulatory and commercial milestones and royalty-based revenue if certain product candidates are successfully commercialized or a cost and profit sharing arrangement with the possibility that we would provide sales representatives to co-detail the product candidates that Merck elects to advance in the United States. We cannot predict the success of the collaboration, including whether Merck exercises its option to license additional product candidates or terminates its license to a program.

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

Collaborations involving our product candidates, including our collaboration with Merck, pose risks to us, including the following:

•

Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under our collaboration with Merck, once proof-of-concept data in humans has been generated and Merck has exercised its option to acquire an exclusive license for a product candidate, our ability to influence the resources Merck devotes to such product candidate will be substantially reduced until such time, if any, that we exercise our right to participate in a cost and profit sharing arrangement. Even after we exercise that right to participate in a cost and profit sharing arrangement, our ability to influence Merck will be limited.

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

•

Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing. For example, under our agreement with Merck, it is possible for Merck to terminate the NGM313 program and any other program (whether or not we have exercised our cost and profit sharing option) upon prior written notice, without triggering a termination of the remainder of the collaboration arrangement.

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
•

Collaborators might not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Merck has the first right to maintain or defend our intellectual property rights under the Collaboration Agreement with respect to certain licensed programs and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Merck does not, our ability to do so may be compromised by Merck’s actions.

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

Under certain circumstances, Merck may unilaterally terminate its annual funding of our research and development program, or terminate or shift the focus of its research and development funding, any of which would materially and adversely affect our business.

Under the Collaboration Agreement, Merck has the right to terminate all or part of the agreement at certain times and under certain circumstances. Merck may terminate the research and early development program effective March 17, 2022 by providing notice to us prior to March 17, 2021. Merck may terminate its annual funding of the research program prior to March 17, 2022 if we are acquired by a third party or if we are in material uncured breach of our obligations under the research and early development program. Prior to March 17, 2020, the departure of Dr. Chen as our employee or director of our research (other than on account of his employment by Merck) gives rise to the right of Merck to shift the focus of the research and development funding provided by Merck to concentrate on the development of later-stage product candidates, but Merck would not have the right to terminate or otherwise alter the conduct of the collaboration. After the current term of the collaboration or, if Merck again exercises its option to extend the term, after such extension period, Merck may terminate the overall agreement for convenience upon written notice and subject to certain limitations.

Subject to certain limitations, Merck may partially terminate the agreement for convenience as it relates to NGM313 or any future Optioned Program. Merck terminated its license to our GDF15 receptor agonist program, including NGM386 and NGM395, effective May 31, 2019. Merck may also terminate the agreement as it relates to its rights to research and develop small molecule compounds. It may also terminate the agreement with respect to a specific Optioned Program, such as NGM313, in the event of an uncured material breach by us. If Merck terminates a program as a result of our uncured material breach, then we would lose our option to participate in global cost and profit sharing if not yet exercised as of the time of termination, and lose our co-detailing option (whether or not exercised as of that time) for the relevant Optioned Program.

If Merck terminates funding, terminates the Collaboration Agreement, decides not to further extend the research phase of the collaboration or shifts the focus of its research and development funding, it could impede our ability to fund and complete our research and development programs, which would materially and adversely affect our business.

We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates.

In addition to our dependence on our collaboration with Merck, we expect to depend on other collaborators, partners, licensees, CROs, manufacturers and other third parties to support our discovery efforts, to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our drug substance and drug product and to market, sell and distribute any products we successfully develop. Any problems we experience with any of these third parties could delay the development, commercialization and manufacturing of our products or product candidates, which could harm our results of operations.

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

If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we or our collaborator may need to manufacture it in larger quantities. We intend to use third-party manufacturers for commercial quantities of aldafermin, NGM120, NGM217, NGM621 and NGM395, to the extent we advance these product candidates and will rely on Merck to determine whether to utilize a third-party manufacturer or internal manufacturing capacity for NGM313 and other optioned product candidates. Our or our collaborator’s manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we or our collaborator are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our or our collaborator’s failure or the failure of third-party manufacturers to comply with the FDA’s current Good Manufacturing Practices (“cGMP”) and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For product candidates not partnered with Merck, such as aldafermin and NGM395, we may decide to collaborate with other pharmaceutical and biotechnology companies for their development and potential commercialization.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We also expect to rely on third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborator obtains marketing approval. To date, we have obtained materials for aldafermin, NGM313, NGM120, NGM217, NGM621 and NGM395, for our preclinical and clinical testing from third-party manufacturers. Other than for a long-term supply agreement with Lonza for aldafermin, we do not have a long-term supply agreement with any third-party manufacturer.

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

Third-party manufacturers may not be able to comply with cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we would incur added costs and delays in identifying and qualifying any such replacement.

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

Currently, none of our product candidates has received regulatory approval. The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement with the design or implementation of our clinical trials;
•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•	failure of clinical trials to meet the level of statistical significance required for approval;
•	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	disagreement with our interpretation of data from preclinical studies or clinical trials;
•	the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a BLA or other submission or to obtain regulatory approval;
•	failure to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

We have received orphan drug status for aldafermin for PBC in the United States and for PBC and PSC in the European Union. The FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States and fewer than five in 10,000 individuals in the European Union. Typically, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA, from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and 10 years in the European Union. The European Union exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Any changes we make to our product candidates, including aldafermin, NGM313, NGM120, NGM217, NGM621 and NGM395, to cause them to have what we view as more advantageous properties may not be covered by our existing patents and patent applications, and we may be required to file new patent applications and/or seek other forms of protection for any such altered product candidates. The patent landscape surrounding the technology underlying our product candidates is crowded, and there can be no assurance that we would be able to secure patent protection that would adequately cover an alternative to our aldafermin molecule, including half-life extending formulation enhancements or the half-life extended variants of FGF19 that we are developing, NGM313, NGM120, NGM217, NGM621 and NGM395 or any of our other product candidates.

We do not currently own or have a license to any issued patents that cover our NGM217 or NGM621 product candidates, although they are disclosed and claimed in our pending U.S. non-provisional and/or Patent Cooperation Treaty (“PCT”) applications and/or national stage applications in particular foreign countries. The patent landscape surrounding NGM217 and NGM621 is crowded, and there can be no assurance that we will be able to secure patent protection that would adequately cover such product candidates, nor can there be any assurance that we would obtain sufficiently broad claims to be able to prevent others from selling competing products.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current or future licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection for them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology that we license from or license to third parties and may be reliant on our current or future licensors, licensees or collaborators to perform these activities, which means that these patent applications may not be prosecuted, and these patents may not be enforced, in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to establish, maintain, protect or enforce such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current or future licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

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

Periodic maintenance and annuity fees on issued United States patents and most foreign patent applications and patents must be paid to the U.S. Patent and Trademark Office (“USPTO”), and foreign patent agencies, respectively, in order to maintain such patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application, examination and issuance processes. While an inadvertent lapse can, in some cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our collaborator fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market with similar or identical products or technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property rights, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. The U.S. Supreme Court and the United States Court of Appeals for the Federal Circuit have ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances, weakening the rights of patent owners in certain situations or ruling that certain subject matter is not eligible for patent protection. In addition to increasing uncertainty with regard to our and our collaborator’s ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, the USPTO and equivalent bodies in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our collaborator’s ability to obtain new patents or to enforce existing patents and patents we and our collaborator may obtain in the future.

Patent reform laws, such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), and changes in how patent laws are interpreted could increase the uncertainties and costs surrounding the prosecution of our and our collaborator’s patent applications and the enforcement or defense of our or our collaborator’s issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the filing and prosecution strategies associated with patent applications, including a change from a “first-to-invent” to a “first-inventor-to-file” patent system. Other provisions may also affect patent prosecution and litigation, such as by allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first-inventor-to-file” provisions, became effective in 2013. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our collaborator’s patent applications and the enforcement or defense of our or our collaborator’s issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to obtain intellectual property rights or technologies necessary to develop and commercialize our product candidates.

Several third parties are actively researching and seeking and obtaining patent protection in the cardio-metabolic disease, NASH, oncology and ophthalmic fields, and there are issued third-party patents and published third-party patent applications in these fields. The patent landscape around our aldafermin, NGM313, NGM120, NGM217, NGM621 and NGM395 product candidates is complex, and we are aware of several third-party patents and patent applications containing claims directed to compositions of matter, methods of use and related subject matter, some of which pertain, at least in part, to subject matter that might be relevant to our aldafermin, NGM313, NGM120, NGM217, NGM621 and NGM395 product candidates. However, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates and technologies.

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

The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Third-party pre-issuance submission of prior art to the USPTO, opposition, derivation, revocation, reexamination, inter partes review or interference proceedings, or other pre-issuance or post-grant proceedings, as well as other patent office proceedings or litigation in the United States or other jurisdictions provoked by third parties or brought by us or our collaborator, may be necessary to determine the inventorship, priority, patentability or validity of inventions with respect to our or our collaborator’s patents or patent applications. An unfavorable outcome could leave our technology or product candidates without patent protection, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or could require us or our collaborator to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our product candidates without infringing third-party patent rights. Our business could be harmed if the prevailing party does not offer us or our collaborator a license on commercially reasonable terms, or at all. Even if we or our collaborator obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our collaborator. In addition, if the breadth or strength of protection provided by our or our collaborator’s patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees.

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

For example, through our European representative, we filed an opposition in the European Patent Office (“EPO”), to a patent granted to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”) claiming the use of MIC-1, also known as GDF15, in the treatment of obesity. In the first instance proceedings, the Opposition Division at the EPO upheld the patent as granted. We have appealed this decision to the Board of Appeals at the EPO, and the patentee filed its reply to our grounds for appeal in November 2018. The St. Vincent’s patent as granted is currently scheduled to expire in April 2025. Should the patent be upheld on appeal or should we decide not to pursue the appeal, we do not believe that NGM395 would be able to be commercially launched until after expiration of the patent. In addition, we have filed an opposition in the EPO to a patent granted to Amgen Inc. (“Amgen”) claiming the use of GDF15 polypeptides for the treatment of several metabolic disorders. At the first instance proceedings, the Opposition Division at the EPO maintained the patent in amended form, with claims not including obesity, an indication for which we may pursue a regulatory approval for NGM395. We plan to appeal the decision to maintain the patent to the Board of Appeals at the EPO, and our grounds of appeal were filed in September 2019. The Amgen patent as granted is currently scheduled to expire in April 2032. If these patents have not expired, or are not ultimately deemed invalid in appeals stemming from the opposition proceedings, and/or our non-infringement positions are not upheld, and these patents are successfully asserted against us in a European country court proceeding after any future potential approval of our NGM395 product candidate for the treatment of obesity in Europe, then we may be required to obtain licenses to such patents in order to commercialize NGM395, and there can be no assurance that such licenses would be available on commercially reasonable terms, or at all.

Additionally, in November 2018, we filed an opposition in the EPO to a patent granted to Genentech, Inc. (“Genentech”) claiming the use of an anti-KLB agonistic antibody for treating diabetes mellitus or insulin resistance. We are one of two opponents challenging the Genentech patent as granted on numerous grounds, including lack of novelty and inventive step, insufficiency and claiming subject matter that extends beyond the application as originally filed. Genentech filed its response to opposition in April 2019, and the Company filed a response to the Genentech submission in June 2019. The EPO has scheduled oral proceedings in February 2020. The Genentech patent is currently scheduled to expire in April 2028. If the Genentech patent is not invalidated in the opposition proceedings and appeals, has not expired and/or our non-infringement positions are not upheld, and this patent is successfully asserted against us or our collaborator in a European country court proceeding after any future potential approval of our NGM313 product candidate for the treatment of diabetes and/or NASH in Europe, then we and/or our collaborator may be required to obtain a license to this patent in order to commercialize our NGM313 product candidate, and there can be no assurance that such license would be available on commercially reasonable terms, or at all.

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

We may be subject to claims by third parties asserting that our employees or we have misappropriated a third party’s intellectual property or claiming ownership of what we regard as our own intellectual property.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborator, to develop, manufacture, market and sell our product candidates and use our and our collaborator’s proprietary technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development of our products. As a result, we are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. If we fail to comply with the obligations under these agreements, including payment and diligence obligations, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or to engage in any other activities necessary to our business that require the freedom-to-operate afforded by the agreements, or we may face other penalties under the agreements. For example, we are party to license agreements with multiple vendors under which we license cell lines used to produce multiple product candidates, including some that are currently subject to our collaboration with Merck. We require prior consent from some of these vendors to grant sub-licenses under these agreements. Therefore, these vendors may be able to prevent us from granting sub-licenses to third parties, which could affect our ability or Merck’s ability to use certain desired manufacturers in order to manufacture our product candidates.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make products that are similar to any product candidates we may develop or utilize similar technologies that are not covered by the claims of the patents that we license or may own in the future;

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

Holders of stock in companies that have a volatile stock price frequently bring securities class action litigation against the company that issued the stock. We may be the target of this type of litigation in the future. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit and the time and attention of our management could be diverted from other business concerns, either of which could seriously harm our business.

An active trading market for our common stock may not be sustained.

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “NGM” and trades on that market. We cannot assure you that an active trading market for our common stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired, or the prices that you may obtain for your shares.

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

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:

•

the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•

the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer; and

•

the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and instead provide a reduced level of disclosure concerning executive compensation.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company”, which in certain circumstances could be for up to five years. We will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2024; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some, but not all, of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.” We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies”. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations may increase our legal and financial compliance costs and may make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Substantially all of the shares of our common stock not sold in our IPO were available for sale in the public market beginning after the end of the 180th day after the date of our IPO following the expiration of lock-up agreements, subject, in the case of our affiliates, to the conditions of Rule 144 under the Securities Act, as amended. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Shares issued to Merck in the private placement that occurred concurrently with our IPO will be available for sale in the public market beginning on March 17, 2020.

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

Some provisions of our charter documents, Delaware law and our agreement with Merck may have anti-takeover effects or could otherwise discourage an acquisition of us by others, even if an acquisition would benefit our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or to remove our current management. These provisions include:

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. In addition, Section 203 of the DGCL prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, which is generally a person that together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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
31.1*

Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

NGM Biopharmaceuticals, Inc.

Date: November 12, 2019	By:	/s/ David J. Woodhouse, Ph.D.
David J. Woodhouse, Ph.D.
Chief Executive Officer, Acting Chief Financial Officer