Form 10-Q
period 2020-03-31
NGM BIOPHARMACEUTICALS INC
filed 2020-05-13
CIK 1426332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 68,141,868 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$256,952	$245,598
Short-term marketable securities	71,517	98,913
Related party receivable from collaboration	742	5,206
Prepaid expenses and other current assets	9,096	5,531
Total current assets	338,307	355,248
Property and equipment, net	18,274	19,475
Restricted cash	1,874	1,874
Other non-current assets	2,246	3,806
Total assets	$360,701	$380,403
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,648	$9,026
Accrued liabilities	21,949	22,991
Deferred rent, current	2,865	2,829
Deferred revenue, current	—	4,872
Total current liabilities	28,462	39,718
Deferred rent, non-current	8,667	9,392
Other non-current liabilities	4,188	—
Early exercise stock option liability	412	574
Total liabilities	41,729	49,684
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 67,936,438 and 66,960,279 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	68	67
Additional paid-in capital	534,218	526,771
Accumulated other comprehensive gain (loss)	(55)	25
Accumulated deficit	(215,259)	(196,144)
Total stockholders' equity	318,972	330,719
Total liabilities and stockholders' equity	$360,701	$380,403

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Related party revenue	$24,364	$25,552
Operating expenses:
Research and development	38,439	29,527
General and administrative	6,595	5,367
Total operating expenses	45,034	34,894
Loss from operations	(20,670)	(9,342)
Interest income	1,175	1,110
Other income (expense), net	380	(36)
Net loss	$(19,115)	$(8,268)
Net loss per share, basic and diluted	$(0.28)	$(1.21)
Weighted average shares used to compute net loss per share, basic and diluted	67,396,229	6,812,129

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net Loss	$(19,115)	$(8,268)
Other comprehensive gain (loss), net of tax:
Net unrealized gain (loss) on available-for-sale marketable securities	(80)	222
Total comprehensive loss	$(19,195)	$(8,046)

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock(1)		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital(1)	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	66,886	$67	$526,771	$25	$(196,144)	$330,719
Issuance of common stock upon exercise of stock options	984	1	3,590	—	—	3,591
Vesting of common stock from early exercises	21	—	162	—	—	162
Stock-based compensation expense	—	—	3,695	—	—	3,695
Changes in unrealized loss on available-for-sale securities	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(19,115)	(19,115)
Balance at March 31, 2020	67,891	$68	$534,218	$(55)	$(215,259)	$318,972

(1)

In April 2019, the Company completed its initial public offering (“IPO”) and concurrent private placement with Merck Sharp & Dohme Corp. (“Merck”), in which the Company issued an aggregate of 7,521,394 and 4,121,683 shares of common stock, respectively, for net proceeds of $107.8 million and $65.9 million, respectively. Upon the closing of the IPO, all of the then outstanding shares of convertible preferred stock were automatically converted into shares of common stock and its related carrying amount of $295.1 million was reclassified to common stock and additional paid-in-capital.

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In Thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Deficit
Balance at December 31, 2018	47,267	$294,874	6,733	$7	$39,258	$(267)	$(147,193)	$(108,195)
Issuance of common stock under 401(k) Plan	—	—	8	—	98	—	—	98
Issuance of common stock upon exercise of stock options	—	—	80	—	279	—	—	279
Vesting of common stock from early exercises	—	—	34	—	237	—	—	237
Stock-based compensation expense	—	—	—	—	2,605	—	—	2,605
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	222	—	222
Net exercise of preferred stock warrant to Series A preferred stock	16	198	—	—	—	—	—	—
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	(6,156)	(6,156)
Net loss	—	—	—	—	—	—	(8,268)	(8,268)
Balance at March 31, 2019	47,283	$295,072	6,855	$7	$42,477	$(45)	$(161,617)	$(119,178)

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(19,115)	$(8,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,731	1,961
Amortization of discount on marketable securities	(122)	(453)
Stock-based compensation expense	3,695	2,605
Other non-cash expenses	120	98
Changes in operating assets and liabilities:
Related party receivable from collaboration	4,464	3,669
Prepaid expenses and other assets	(2,005)	(1,602)
Accounts payable	(5,343)	(1,193)
Accrued expenses and other liabilities	3,026	(1,182)
Deferred rent	(689)	(653)
Deferred revenue	(4,872)	(7,082)
Net cash used in operating activities	(19,110)	(12,100)
Cash flows from investing activities
Purchase of marketable securities	(29,399)	(72,734)
Proceeds from sales and maturities of marketable securities	56,837	76,993
Purchase of property and equipment	(565)	(1,766)
Net cash provided by investing activities	26,873	2,493
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	3,591	252
Payments of deferred financing costs	—	(255)
Net cash provided by (used in) financing activities	3,591	(3)
Net increase (decrease) in cash and cash equivalents	11,354	(9,610)
Cash, cash equivalents and restricted cash at beginning of period	247,472	59,172
Cash, cash equivalents and restricted cash at end of period	$258,826	$49,562

Non-cash investing and financing activities:
Net exercise of convertible preferred stock warrant to Series A preferred stock	$—	$198
Vesting of common stock from early exercises	162	237
Cost of property and equipment purchases accrued but not yet paid	270	228
Deferred IPO costs accrued but not yet paid	—	1,122

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDSENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary (collectively, referred to as the “Company”) is a biopharmaceutical company focused on developing novel therapeutics based on our scientific understanding of key biological pathways underlying cardio-metabolic, liver, oncologic and ophthalmic diseases. The Company’s current most advanced portfolio is composed of six proprietary product candidates (aldafermin (NGM282), NGM313, NGM120, NGM217, NGM621 and NGM395) focused on non-alcoholic steatohepatitis (“NASH”), diabetes, oncology, age-related macular degeneration (“AMD”) and metabolic disease.

The Company was incorporated in Delaware in December 2007 and commenced operations in 2008. Its headquarters are located at 333 Oyster Point Blvd., South San Francisco, California 94080.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and Regulation S-X for interim consolidated financial information. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2020 (the “Annual Report”). These unaudited condensed consolidated financial statements reflect all adjustments that management believes are necessary for a fair presentation of the periods presented. All such adjustments are of a normal recurring nature and are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

These unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned foreign subsidiary in Australia. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Specific accounts that require management estimates include, but are not limited to, the valuation of common stock and the associated stock-based compensation expense, contract manufacturing accruals, clinical trial accruals and revenue recognition in accordance with Accounting Standards Codification 606 (“ASC 606”). Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Need for Additional Capital

Since inception, the Company has incurred net losses and negative cash flow from operations. During the three months ended March 31, 2020 and 2019, the Company incurred net losses of $19.1 million and $8.3 million, respectively. As of March 31, 2020, the Company had an accumulated deficit of $215.3 million and does not expect to experience positive cash flows from operations in the near future. The Company had $328.5 million of cash, cash equivalents and marketable securities as of March 31, 2020, and therefore the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are available for issuance. To fully implement the Company’s business plan and fund its operations, the Company will need to raise additional capital through the issuance of equity securities or debt financings, collaborations, strategic alliances and licensing arrangements, government or other third-party funding or a combination of these.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables from collaborations, the related party receivables from collaboration and other current assets and liabilities approximate their respective fair values because of the short-term nature of those instruments. Fair value accounting is applied to the convertible preferred stock warrant liabilities that are recorded at their estimated fair value in the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with a bank it believes is highly creditworthy and with highly rated money market funds. As of March 31, 2020 and December 31, 2019, cash and cash equivalents consisted of bank deposits and investments in money market funds.

Marketable Securities

The appropriate classification of the Company’s marketable securities is determined at the time of purchase and such designations are re-evaluated at each balance sheet date. All of the Company’s securities are considered as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term marketable securities or long-term marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from net loss and reported in accumulated other comprehensive loss as a separate component of stockholders’ equity. Other income (expense), net, includes interest, amortization of purchase premiums and accretion of purchase discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method.

The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of March 31, 2020, the Company did not record any impairment related to other-than-temporary declines in the fair value of securities.

Restricted Cash

The Company’s restricted cash represents collateral in connection with the lease on the Company’s headquarters entered into in 2015 and is classified as a non-current asset on the condensed consolidated balance sheets as the collateral will not be returned to the Company in less than 12 months (Note 6).

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

Related party receivables from collaborations (Note 5) are typically unsecured. Accordingly, the Company may be exposed to credit risk generally associated with its current Collaboration Agreement with Merck (“Collaboration Agreement”) and any future collaboration agreements with other collaboration partners. To date, the Company has not experienced any losses related to these receivables.

Merck accounted for 100% of the Company’s revenue for the three months ended March 31, 2020 and 2019.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of March 31, 2020 and December 31, 2019, no revision to the remaining useful lives or write-down of long-lived assets was required.

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

Revenue Recognition

The Company adopted Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments, on January 1, 2019. ASC 606 requires an entity to recognize revenue upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the following five-step revenue recognition model outlined in ASC 606 to adhere to this core principle: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation.

All of the Company’s revenue to date has been generated from its collaboration agreements, primarily with Merck. The terms of these agreements generally require the Company to provide (i) license options for its compounds, (ii) research and development services and (iii) non-mandatory services in connection with participation in research or steering committees. Payments received under these arrangements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. In some agreements, the collaboration partner is solely responsible for meeting defined objectives that trigger contingent or royalty payments. Often the partner only pursues such objectives subsequent to exercising an optional license on compounds identified as a result of the research and development services performed under the collaboration agreement.

The Company assesses whether the promises in its arrangements, including any options provided to the customer, are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to a compound is distinct from research and development services or participation in research or steering committees, as well as whether options create material rights in the contract.

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

Stock-Based Compensation

The Company’s stock-based compensation programs include stock options and shares that will be issued under the Company’s 2019 Employee Stock Purchase Plan (the “ESPP”). Stock-based compensation to employees is valued on the grant date of each award using the Black-Scholes option-pricing model, and its estimated fair value is recognized over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period of each award. Stock-based compensation expense for non-employee stock-based awards is also measured based on the fair value on grant date with its estimated fair value recorded over the period for which the non-employee is required to provide service in exchange for the award. As non-cash stock-based compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures materially differ from estimates.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. For the three months ended March 31, 2020 and 2019, the difference between comprehensive loss and net loss consisted of changes in net unrealized loss on marketable securities of $0.1 million and changes in net unrealized gain on marketable securities of $0.2 million, respectively.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period, less shares subject to repurchase and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share is computed giving effect to all potentially dilutive shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three months ended March 31, 2020 and 2019, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(19,115)	$(8,268)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted(1)	67,396,229	6,812,129
Net loss per share—basic and diluted	$(0.28)	$(1.21)
(1)

In April 2019, the Company completed its IPO and concurrent private placement with Merck, in which the Company issued an aggregate of 7,521,394 and 4,121,683 shares of common stock, respectively. All of the then outstanding shares of convertible preferred stock were automatically converted into shares of common stock upon the closing of the IPO.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2020	2019
Convertible preferred stock	—	47,283,846
Options to purchase common stock	10,824,034	11,183,787
Shares committed under ESPP	396,360	—
Total	11,220,394	58,467,633

Segment and Geographical Information

The Company operates in one business segment. Substantially all of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. For the three months ended March 31, 2020 and 2019, the Company’s revenues were entirely within the United States based upon the location of the customers.

Recent Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company, and has elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s disclosure framework project. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement by removing the requirement to disclose amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. This ASU also modifies existing disclosure requirements by clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date, and it adds required disclosures for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this ASU effective January 1, 2020, noting no material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases lease transparency and comparability among organizations. Under the new standard, lessees will be required to recognize right-of-use (“ROU”) assets and lease liabilities arising from lease arrangements on the consolidated balance sheets, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize the ROU assets and lease liabilities. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period condensed consolidated financial statements and allows the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. In November 2019, the FASB issued ASU 2019-10, which defers the effective date for certain ASUs including ASU 2016-02. The new guidance is now effective for the Company’s fiscal year beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.

The Company plans to adopt the new lease standard using the optional transition method, which allows the Company to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit at the date of adoption and apply the new disclosure requirements beginning in the period of adoption. The Company also plans to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carryforward the historical lease classification and make an accounting policy election whereby ROU assets and lease liabilities associated with lease arrangements with terms less than one year will not be recognized. We will continue to evaluate the effect that this guidance will have on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends guidance on reporting credit losses for financial assets held at amortized cost basis, including accounts receivable, investments classified as available for sale, such as our debt securities, and unbilled related party revenue. Estimated credit losses will be recorded as an allowance rather than a write-down. This standard is effective for the Company’s fiscal year beginning after December 15, 2022. Early adoption is permitted for all entities. The Company is currently assessing the timing of adoption and the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (ASC 808): Clarifying the Interaction between ASC 808 and ASC 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements. This ASU adds unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. This ASU will be effective for the Company’s fiscal year beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. This ASU will be effective for the Company for fiscal year beginning after December 15, 2021, and interim periods within fiscal year beginning after December 15, 2022, and is required to be adopted prospectively, with the exception of certain specific amendments. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

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

Cash and cash equivalents and marketable securities, all of which are classified as available-for-sale securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of March 31, 2020
Money market funds	$239,089	$—	$—	$239,089
Corporate and agency bonds	34,171	—	(55)	34,116
Commercial paper	37,401	—	—	37,401
Total	$310,661	$—	$(55)	$310,606
Classified as:
Cash and cash equivalents				$239,089
Short-term marketable securities (amortized cost of $71,572)				71,517
Total cash and cash equivalents and marketable securities				$310,606

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2019
Money market funds	$244,973	$—	$—	$244,973
Corporate and agency bonds	66,063	28	(14)	66,077
Commercial paper	24,840	—	—	24,840
U.S. government agencies securities	7,985	11	—	7,996
Total	$343,861	$39	$(14)	$343,886
Classified as:
Cash and cash equivalents				$244,973
Short-term marketable securities (amortized cost of $98,888)				98,913
Total cash and cash equivalents and marketable securities				$343,886

Cash and cash equivalents in the table above excludes cash on deposit with banks of $17.9 million and $0.6 million as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Company’s marketable securities had remaining contractual maturities less than one year. As of March 31, 2020 and December 31, 2019, there were four marketable securities in an unrealized loss position, all of which have been in an unrealized loss position for less than 12 months. The Company does not intend to sell the marketable securities that are currently in an unrealized loss position and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the estimated fair value of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements
As of March 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$239,089	$—	$—	$239,089
Corporate and agency bonds	—	34,116	—	34,116
Commercial paper	—	37,401	—	37,401
	$239,089	$71,517	$—	$310,606

	Fair Value Measurements
As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$244,973	$—	$—	$244,973
Corporate and agency bonds	—	66,077	—	66,077
Commercial paper	—	24,840	—	24,840
U.S. government agencies securities	—	7,996	—	7,996
	$244,973	$98,913	$—	$343,886

There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2020 and year ended December 31, 2019.

4. Balance Sheet Components

Cash, Cash Equivalent and Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows is as follows (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$256,952	$245,598
Restricted cash	1,874	1,874
Total cash, cash equivalents and restricted cash	$258,826	$247,472

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Computer equipment	$1,201	$1,201
Laboratory equipment and office furniture	22,432	21,652
Leasehold improvements	25,880	25,880
Construction in process	247	498
Total property and equipment, gross	49,760	49,231
Less: accumulated depreciation and amortization	(31,486)	(29,756)
Total property and equipment, net	$18,274	$19,475

Depreciation expense was approximately $1.7 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued expenses	$2,684	$2,901
Clinical trials and research and development costs	10,826	11,051
Personnel-related costs	3,718	6,446
Manufacturing costs	4,721	2,593
Total accrued liabilities	$21,949	$22,991

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

The Collaboration Agreement became effective in March 2015 and has a non-cancellable five-year term running through March 16, 2020. The agreement included an exclusive worldwide license to our growth differentiation factor 15 (“GDF15”) receptor agonist program. In March 2019, Merck exercised its option to extend the research phase of the collaboration through March 16, 2022. Merck terminated its license to the GDF15 receptor agonist program in May 2019. The collaboration also includes a broad, multiyear drug discovery and early development program financially supported by Merck but scientifically directed by the Company with input from Merck. The Company determines the scientific direction and areas of therapeutic interest, with input from Merck, and is primarily responsible for the conduct of all research, preclinical and early clinical development activities, through human proof of concept. The Company makes the final determinations as to which compounds to advance into and through initial clinical trials, which to progress into human proof-of-concept studies and the design of any such studies, with input from Merck through various governance committees. The Company may terminate its participation in any of the governance committees by providing written notice to Merck of its intention to disband and no longer participate. Merck will fund both the internal and external costs of the Company’s research and early development activities up to $75.0 million each year of the initial five-year term and during the extended two-year research period.

Upon completion of a human proof-of-concept study for a particular compound, regardless of the results of such study, Merck has the one-time option, at a cost of $20.0 million, to obtain an exclusive, worldwide license, on specified terms, to that compound, as well as to other molecules that are directed against the same target in the same manner. If Merck exercises its option, Merck will be responsible, at its own cost, for any further development and commercialization activities for compounds within that licensed program. Upon such exercise by Merck, the Company in turn has the right, at the start of the first Phase 3 clinical study for that compound, to elect to participate in a worldwide cost and profit share with Merck, as well as the option to co-detail the compound in the United States, or the Company can elect instead to receive milestones and royalties from Merck based on Merck’s further development and commercialization of the compound. If the Company elects to participate in the cost and profit share, subject to certain limitations, Merck will provide the Company with financial assistance in the form of interest bearing advances of the Company’s share of the overall development costs, which Merck will recoup from the Company’s share of any profit ultimately resulting from sales of the compound and other compounds that reach commercialization. If the Company does not opt in to the cost and profit sharing option, then the Company is eligible to receive development and regulatory milestone payments upon the achievement of specific clinical development or regulatory events with respect to the licensed compound indications in the United States, European Union (“EU”) and Japan of up to an aggregate of $449.0 million. The Company may also receive commercial milestone payments up to $125.0 million and royalty payments of varying percentages based on the achievement of certain levels of net sales.

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

In May 2019, Merck terminated its license to the GDF15 receptor agonist program. The research and development services within the Collaboration Agreement are not affected by the GDF15 receptor agonist program license termination and are expected to continue through the remainder of the research program term.

As of March 31, 2020 and December 31, 2019, deferred revenue related to the single performance obligation in the Collaboration Agreement was zero and $4.9 million, respectively. The remaining balance of $4.9 million in deferred revenue at the end of the prior reporting period was fully earned and recognized as of March 16, 2020. The Company has recognized revenue of approximately $388.1 million related to the single performance obligation in the Collaboration Agreement.

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

The Company is also eligible to receive additional payments specific to Merck opting into a licensed program. Each licensed program is eligible to receive a one-time payment of $20.0 million upon Merck’s exercise of its one-time option to obtain an exclusive, worldwide license to a compound following its completion of a human proof-of-concept study. In addition, if the Company does not opt into the cost and profit sharing option, then the Company is eligible to receive an aggregate of $449.0 million in milestone payments, of which $77.7 million relates to the potential achievement of specific clinical development events and $371.3 million relates to the potential achievement of certain regulatory events with respect to the licensed compounds for the first three indications in the United States, EU and Japan.

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

A breakout of the milestone payments in connection with the potential achievement of certain regulatory events for each of the three indications, for each of the three geographic areas, is as follows (in thousands):

	First Indication	Second Indication	Third Indication	Total
United States	$75,000	$56,250	$37,500	$168,750
European Union	60,000	45,000	30,000	135,000
Japan	30,000	22,500	15,000	67,500
	$165,000	$123,750	$82,500	$371,250

Summary of Related Party Revenue

The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Related party revenue	$24,364	$25,552

For the three months ended March 31, 2020 and March 31 2019, the Company recognized collaboration and license revenue under the Collaboration Agreement of $24.4 million and $25.6 million, respectively, of which $4.9 million and $5.7 million, respectively, were recognized from the upfront license fee by applying the cost-based input measure of revenue recognition in accordance with ASC 606 and the remaining balance related to research and development activities reimbursed by Merck provided under the Collaboration Agreement.

The Company is also eligible to receive commercial milestone payments of up to $125.0 million payable for each licensed product. In addition, the Company is eligible to receive royalties at ascending low-double digit to mid-teen percentage rates, depending on the level of net sales Merck achieves worldwide for each licensed compound.

Contract Assets and Liabilities

Changes in related party contract liabilities were as follows (in thousands):

Amounts
Balance at December 31, 2019	$4,872
Revenue recognized through March 16, 2020	(4,872)
Balance at March 31, 2020	$—

There were no contract assets for all the periods presented.

6. Commitments and Contingencies

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

The 333 Oyster Point lease agreement requires a letter of credit in the amount of $2.3 million as a security deposit to the lease, which the Company has recorded as long-term restricted cash on the condensed consolidated balance sheets. The Company has the right to reduce the letter of credit amount by $0.4 million on each of the 3rd anniversary and 4th anniversary of the rent commencement date. In September 2019, the Company reduced its letter of credit by $0.4 million and reclassified from restricted cash to cash and cash equivalents on the condensed consolidated balance sheets.

In July 2016, the Company assigned its operating lease of 630 Gateway to Merck, a related party, as part of the Company’s relocation to 333 Oyster Point. As part of the assignment of the lease, the Company is liable to the lessor if Merck defaults on its lease obligations. Therefore, in substance, the Company has guaranteed the lease payments for 630 Gateway, including lease-related expenses such as utilities, property tax, and common area maintenance without any limitations. The Company assessed the need for a potential guarantee liability on the assigned lease, and concluded that the value of the guarantee was insignificant as of March 31, 2020 because of the short duration of the remaining lease term through November 2020, and Merck’s credit rating of AA/A1 and subsequent investment in tenant improvements to the facility. As of March 31, 2020 and 2019, the remaining lease payment obligations that are due for 630 Gateway were approximately $1.5 million and $3.5 million, respectively, which are to be paid directly from Merck to the lessor.

The Company recognizes rent expense on a straight-line basis over the lease period with the difference recorded as deferred rent. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense under these facility operating leases was approximately $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

Future minimum payments under the unassigned lease obligations described above are as follows as of March 31, 2020 (in thousands):

Year Ended December 31,
2020	$3,764
2021	5,141
2022	5,294
2023	5,455
Total	$19,654

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

7. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized, which may be issued at the discretion of the Company’s board of directors. The board of directors may issue shares of preferred stock in one or more series and to fix the number, rights, preferences, privileges and restrictions. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. As of March 31, 2020, the Company did not have any shares of preferred stock issued or outstanding.

Common Stock

As of March 31, 2020 and December 31, 2019, the Company had 67,936,438 and 66,960,279 shares of common stock outstanding, respectively, which includes shares subject to repurchase of 53,437 and 74,454, respectively, as a result of early exercise of stock options not yet vested. As of March 31, 2020 and December 31, 2019, the Company reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2020	2019
Common stock options outstanding	10,824,034	10,824,780
Common stock options available for grant	7,012,247	5,316,066
401(k) Matching Plan	28,274	28,274
ESPP shares available for purchase	897,255	897,255
Total	18,761,810	17,066,375

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

Stock Option Activity

A summary of the activity under the 2008 Plan and the 2018 Plan is as follows:

		Outstanding Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances at December 31, 2019	5,316,066	10,824,780	$7.52	6.29	$118,770
Additional shares reserved	2,678,411
Options granted	(1,463,250)	1,463,250	16.66
Options exercised	—	(982,976)	3.65
Options cancelled	481,020	(481,020)	12.15
Balances at March 31, 2020	7,012,247	10,824,034	$8.90	6.55	$44,651
Vested and expected to vest at March 31, 2020		10,701,082	$8.84	6.52	$44,576
Outstanding and exercisable at March 31, 2020		10,824,034	$8.90	6.55	$44,651

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $9.73 and $7.72 per share, respectively. The intrinsic value of stock options exercised was $12.8 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. Due to the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the three months ended March 31, 2020 and 2019.

Employee Stock-Based Compensation Expense

Employee and director stock-based compensation expense for the three months ended March 31, 2020 and 2019, was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The following table summarizes stock-based compensation expense related to stock-based payment awards previously granted to employees and directors for the three months ended March 31, 2020 and 2019, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,873	$1,412
General and administrative	1,794	1,161
Total stock-based compensation expense	$3,667	$2,573

Non-employee Stock-Based Compensation Expense and Grants

The Company grants stock options to non-employees in exchange for services performed for the Company. The Company did not grant stock options to non-employees during the three months ended March 31, 2020 and granted 25,000 options to non-employees during the three months ended March 31, 2019. Stock-based compensation expense related to stock-based payment awards to non-employees for the three months ended March 31, 2020 and 2019 was $28,000 and $32,000, respectively.

8. Income Taxes

Since inception, the Company has incurred net losses and expects to record a net loss for the year ended December 31, 2020. Additionally, the net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company has not recorded a tax provision for income taxes for the three months ended March 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. Under U.S. GAAP, the Company is required to recognize the tax effects of new legislation in the reporting period in which the legislation was enacted. The CARES Act included changes to current U.S. tax provisions that benefit business entities and modified certain tax provisions of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). The tax relief measures included a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief and a technical correction to allow accelerated deductions for qualified improvement properties. The CARES Act also provided other non-tax benefits to assist business entities impacted by the ongoing COVID-19 pandemic. The Company has evaluated the CARES Act and concluded that it did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors that could impact our business, including those set forth in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

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

Overview

We are a biopharmaceutical company focused on developing novel therapeutics based on our scientific understanding of key biological pathways underlying cardio-metabolic, liver, oncologic and ophthalmic diseases. These diseases represent leading causes of morbidity and mortality and a significant burden for healthcare systems. Since the commencement of our operations in 2008, we have generated a robust portfolio of product candidates. Our most advanced product candidate, aldafermin, previously known as NGM282, is wholly-owned and entered Phase 2b development for the treatment of NASH in 2019. Five of our other product candidates are in Phase 1 clinical trials, and our other programs are in preclinical studies; some of these are subject to our Merck collaboration as described below.

In February 2015, we entered into a five-year research collaboration, product development and license agreement with Merck that allows us to develop multiple product candidates in parallel without bearing substantially greater costs or incurring significantly greater risk compared to developing candidates on our own. Through March 31, 2020, Merck had paid us $438.4 million, of which $20.0 million was to license NGM313 and related compounds and $418.4 million was upfront payment and reimbursement of research and development expenses. In March 2019, Merck exercised its option to extend the collaboration through March 16, 2022 and has the right to extend it again through March 16, 2024. As part of the extension through March 16, 2022, Merck agreed to continue to fund our research and development efforts at the same levels during the two-year extension period and, in lieu of a $20.0 million extension fee payable to us, Merck will make additional payments totaling up to $20.0 million in support of our research and development activities across 2021 and the first quarter of 2022.

In April 2019, we completed the IPO of our common stock, in which we issued an aggregate of 7,521,394 shares of common stock, including 854,727 shares of common stock issued pursuant to the over-allotment option granted to the underwriters, at a price of $16.00 per share, before underwriting discounts and commissions. We received approximately $107.8 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses of $4.1 million. The offering expenses were offset against the net proceeds received from the sale of common stock. At the closing of the IPO, all shares of outstanding convertible preferred stock were automatically converted to 47,283,839 shares of common stock. Concurrent with the completion of the IPO, we also issued 4,121,683 shares of common stock to Merck in a private placement at a price of $16.00 per share for proceeds of $65.9 million, which resulted in Merck owning approximately 19.9% of our outstanding shares of common stock immediately following the private placement.

We have incurred net losses in each year since our inception. Our consolidated net losses were $19.1 million and $8.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $215.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenses on other research and development activities.

Since inception, we have funded our operations primarily through the private placement of convertible preferred stock totaling $295.1 million, net proceeds from our IPO of $107.8 million, proceeds from a private placement of shares of common stock to Merck of $65.9 million, research and development service fees provided by collaboration partners, primarily Merck, of $344.2 million, upfront license fees paid by collaboration partners, primarily Merck, of $123.0 million and the license fee from Merck for NGM313 and related compounds of $20.0 million. We do not have any products approved for sale and do not anticipate generating revenue from product sales for the foreseeable future, if ever. We plan to continue to fund our operations and capital funding needs through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. The sale of convertible debt or additional equity could result in additional dilution to our stockholders. Incurring indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot ensure that financing will be available in the amounts we need or on terms acceptable to us, if at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the evolving effects of the COVID-19 pandemic. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. To the extent we obtain additional funding through product collaborations, these arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we utilize third-party CROs to carry out certain clinical development activities.

COVID-19 Business Update

We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our patients, study investigators, clinical research staff and employees, and to maintain business continuity. We believe that the measures we are implementing are appropriate. We will continue to closely monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate.

Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for a vast majority of our employees, effective March 16, 2020, while maintaining essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite safety procedures.

In the conduct of our business activities, we are also taking actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. We are continuing to evaluate clinical trial site initiations and patient enrollment on a case-by-case and patient-by-patient basis in coordination with clinical trial investigators and site staff. Some clinical trial sites, both within and outside of the United States, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. These internal and external efforts have allowed us to continue progress across our clinical development programs, and while we have, overall, experienced a slower pace of clinical trial site initiation and clinical trial enrollment than originally anticipated in certain of our clinical trials, including our Phase 2b clinical trials of aldafermin for the treatment of NASH patients with fibrosis stage F2 or F3 (“ALPINE 2/3”) and stage F4 (“ALPINE 4”), the impact of the COVID-

19 pandemic to date has not resulted in a significant impact to our clinical development timelines and we currently remain on track with previously provided timelines.

While the COVID-19 pandemic has not yet resulted in a significant delay to our clinical development timelines, as the pandemic continues, we anticipate a continuing negative impact on our ability to initiate additional clinical trial sites, maintain patient enrollment and enroll new patients which may impact timelines in the future. Our ability to attract clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also prohibit patients from enrolling in, or continuing to participate in, our clinical trials. Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID‑19 and if their health is impacted by COVID-19 it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to an unwillingness to travel to sites for required screening and clinical trial visits and procedures. Enrolled patients may be unable to comply with clinical trial protocols if quarantines, shelter-in-place and similar restrictions continue to impede patient movement or interrupt healthcare services. In addition, we may be required to develop and implement additional clinical study policies and procedures designed to help protect patients from the COVID-19 disease, which may include using telemedicine visits, remote monitoring of patients and clinical trial sites, and measures designed to ensure that data from clinical trials that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with current Good Clinical Practices (“cGCPs”), with any material protocol deviation reviewed and approved by the clinical trial site Institutional Review Boards (“IRB”), all or any of which could materially and adversely affect our clinical development timelines and our ability to obtain regulatory approvals of our product candidates, and could significantly increase our costs. We could also see an impact on our ability to report clinical trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. Moreover, we rely on third-party CROs and other third parties to assist us with clinical development activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. In addition, while we have not experienced, and do not at this time anticipate, any disruption to drug supply for our ongoing clinical trials, we could experience disruptions to our supply chain and operations resulting from the evolving effects of the COVID-19 pandemic, and associated delays in the manufacturing and supply of drug product for our clinical trials, which could adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. In any event, if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

In addition, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. We also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of our current collaborator to license any programs available to it under the Collaboration Agreement or to exercise its remaining option to extend our research and early development program beyond March 16, 2022.

While we expect the COVID-19 pandemic to continue to adversely affect our business operations, the extent of the impact on our clinical development and regulatory efforts, our ability to raise sufficient additional capital on acceptable terms, if at all, the decisions of our collaboration partner and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Financial Operations Overview

Related Party Revenue

Our revenue to date has been generated primarily from recognition of license fees and research and development service funding pursuant to our collaboration agreements, the most significant of which is with Merck. Merck is also a significant stockholder and therefore a related party, as such, collaboration revenue from Merck is referred to as related party revenue. We have not generated any revenue from commercial product sales to date. We receive research and development funding pursuant to our Collaboration Agreement and we may also be entitled to receive additional milestone and other contingent payments upon the occurrence of specific events. Due to the nature of this Collaboration Agreement and timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in future periods.

The following table summarizes the sources of our related party revenue for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Related party revenue	$24,364	$25,552

Research and Development Expenses

Research and development efforts relating to our product candidates include manufacturing drug substance and drug product, clinical trial supplies, conducting preclinical studies and clinical trials and providing support for these operations.

Our research and development expenses consist of both internal and external costs. Our internal costs include employee, consultant, facility and other research and development operating expenses. Our external costs include fees paid to CROs and other service providers in connection with our clinical trials and preclinical studies, third-party license fees and costs related to acquiring and manufacturing drug substance, drug product and clinical trial materials.

Our clinical development efforts are spread across multiple programs, some of which are subject to the Merck collaboration and two of which, aldafermin and NGM395, are wholly-owned and funded by us. Our lead product candidate, aldafermin, is being studied in two ongoing Phase 2b clinical trials for the treatment of NASH. For the foreseeable future, we anticipate the majority of our financial resources outside of the Merck collaboration will be dedicated to the development of aldafermin. We are also devoting financial resources to the development of NGM395, a long-acting GDF15 analog. In the future, we may devote financial resources to other programs in the event Merck does not elect to license these programs upon completion of a proof-of-concept study or in the event Merck elects to terminate its license to a program.

If our research and development expenses, including the clinical development of our other product candidates that are subject to the Merck collaboration, exceed the funding caps provided in our Collaboration Agreement, which may happen in the fiscal year ended December 31, 2020 and potentially thereafter during the collaboration, we could be required to devote our own financial resources toward the development of programs subject to the collaboration.

Earlier this year, we completed the fourth and final 24-week expansion cohort of a Phase 2 trial of aldafermin, a double-blind, placebo-controlled study of once-daily 1 mg aldafermin for the treatment of patients with fibrosis stage F2 or F3 NASH. Our ongoing Phase 2b clinical trials include our ALPINE 2/3 clinical trial, a double-blind, placebo-controlled study testing 0.3 mg, 1 mg and 3 mg daily doses of aldafermin for 24 weeks for the treatment of NASH patients with fibrosis stage F2 or F3, and our ALPINE 4 clinical trial, a double-blind, placebo-controlled study testing 0.3 mg, 1 mg and 3 mg daily doses of aldafermin for 48 weeks for the treatment of fibrosis stage F4 NASH patients with compensated cirrhosis. The ALPINE 4 clinical trial was initiated in the first quarter of 2020. Significant portions of our research and development resources are focused on these clinical trials and other work needed to prepare aldafermin for potential regulatory approval for the treatment of NASH, including manufacturing of clinical trial materials and preparation for Phase 3 testing.

NGM395, together with NGM386, comprise our GDF15 receptor agonist program and both were licensed to Merck at the inception of the Merck collaboration. Substantially all of the related research and development expenses for these product candidates were borne directly by Merck under our Collaboration Agreement until May 2019, when Merck terminated its license to the GDF15 receptor agonist program and we regained full rights to NGM395 and NGM386. Following our assessment of the NGM386 study results, we decided to suspend activities related to NGM386 and focus on advancing NGM395. In the first quarter of 2020, we initiated a Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of NGM395 in obese but otherwise healthy adults. As a result, we expect to continue to incur research and development expenses with respect to NGM395 in the future.

In addition to substantial research activities and work with preclinical candidates, we have ongoing Phase 1 clinical programs for our NGM120, NGM217 and NGM621 product candidates, all of which are subject to reimbursement under our Merck collaboration up to the funding caps provided in the Collaboration Agreement.

For NGM120, an antagonistic antibody that binds glial cell-derived neurotrophic factor receptor alpha-like (“GFRAL”) and inhibits GDF15 signaling, we recently completed a Phase 1 trial assessing safety, tolerability and pharmacokinetics. This clinical trial demonstrated that NGM120 was well tolerated at all doses studied and the pharmacokinetics supported once-monthly dosing. Earlier this year, we initiated a Phase 1a/1b clinical study with NGM120 in cancer patients to explore its potential to treat cancer anorexia/cachexia syndrome and, possibly, cancer. Merck has a one-time option to license NGM120 upon our completion of a proof-of-concept study in humans.

Earlier this year, we substantially completed our Phase 1 clinical trial of NGM217, an inhibitory antibody against an undisclosed target, to assess safety and tolerability and to inform dose-range finding for future studies. Based on those results, in the second half of 2020, we plan to commence a Phase 1b/2a proof of‑concept study in adults with autoimmune diabetes to assess NGM217’s ability to increase levels of C-peptide, a biomarker of insulin production. Merck has a one-time option to license NGM217 upon our completion of a proof-of-concept study in humans.

We completed enrollment in a Phase 1 clinical trial of NGM621, an inhibitory antibody binding complement C3, to assess the safety and tolerability of up to two intravitreal injections of NGM621 in patients with geographic atrophy (“GA”), an advanced dry form of AMD. We also plan to initiate a Phase 2 proof-of-concept clinical trial, also in patients with GA, in the second half of 2020. Merck has a one-time option to license NGM621 upon our completion of a proof-of-concept study in humans.

In 2018, Merck exercised its option to license our NGM313 program. NGM313, now also known as MK-3655, is an agonistic antibody selectively modulating fibroblast growth factor receptor 1c-beta-klotho (“FGFR1c/KLB”). Upon exercising its license, Merck became responsible for all future development expenses unless we elect to exercise our worldwide cost and profit sharing option at the commencement of Phase 3 testing, at which point we would be responsible for a portion of the future development expense. NGM313 has completed the single ascending dose and multiple ascending dose portions of Phase 1 testing in overweight or obese but otherwise healthy adults, as well as a Phase 1b study in obese insulin resistant subjects with nonalcoholic fatty liver disease. We expect Merck to initiate a Phase 2b study of NGM313 in NASH patients in the second half of 2020.

Our research and development expenses related to the development of aldafermin, NGM313 (prior to Merck exercising its option), NGM120, NGM217, NGM621 and NGM395 consist primarily of:

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

The process of conducting and supplying materials for preclinical studies and clinical trials necessary to obtain regulatory approval of our product candidates is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates. The success of each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability, our sales capabilities, our ability to work effectively with our collaboration partners, regulatory matters, third-party payor matters and commercial viability.

The following is a comparison of research and development expenses for our programs, including programs that are subject to our Collaboration Agreement with Merck, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
External research and development expenses:
Aldafermin (FGF19 analog)	$14,151	$6,780
NGM313 (FGFR1c/KLB agonist)	129	1,129
NGM120 (GFRAL antagonist)	1,365	289
NGM217 (undisclosed)	402	180
NGM621 (C3 inhibitor)	1,298	1,283
NGM395 (GDF15 analog)	476	24
Other external research and development expenses	3,270	3,818
Total external research and development expenses	21,091	13,503
Personnel-related expenses	10,818	8,727
Internal and unallocated research and development expenses(1)	6,530	7,297
Total research and development expenses	$38,439	$29,527
(1)	Internal and unallocated research and development expenses consist primarily research supplies and consulting fees, which we deploy across multiple research and development programs.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates and if or when we may receive any significant revenue from sales of any approved product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	delays in key trial activities and patient enrollment or diversion of healthcare resources as a result of the evolving effects of the COVID-19 pandemic or otherwise;
•	production shortages or other supply interruptions in clinical trial materials resulting from the evolving effects of the COVID-19 pandemic or otherwise;
•	our ability to hire and retain key research and development personnel;
•	whether Merck will elect to license or terminate its license to any of our programs and the timing of such election or termination;
•	the scope, rate of progress, results and expense of our ongoing, as well as any additional, clinical trials and other research and development activities; and
•	the timing and receipt of any regulatory approvals.

A change in the outcome of any of the risks and uncertainties associated with the development of a product candidate, including those risks and uncertainties associated with the evolving effects of the COVID-19 pandemic, could mean a significant change in the costs and timing associated with the development of that product candidate and its likelihood of potential approval. For example, if the U.S. Food and Drug Administration (“FDA”) or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in the initiation, enrollment or completion of any of our clinical trials, whether due to the evolving effects of the COVID-19 pandemic or otherwise, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation. Other significant costs include legal fees relating to patent and corporate matters, facility costs not otherwise included in research and development expenses and fees for accounting and other consulting services.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate continued increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and related SEC requirements and insurance and investor relations costs. In addition, we may incur expenses associated with building a commercial organization in connection with, and prior to, potential future regulatory approval of our product candidates.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Related party revenue	$24,364	$25,552	$(1,188)
Operating expenses:
Research and development	38,439	29,527	8,912
General and administrative	6,595	5,367	1,228
Total operating expenses	45,034	34,894	10,140
Loss from operations	(20,670)	(9,342)	11,328
Interest income	1,175	1,110	65
Other income (expense), net	380	(36)	416
Net loss	$(19,115)	$(8,268)	$10,847

Related Party Revenue. Related party revenue was $24.4 million and $25.6 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $1.2 million in revenue was attributable to a decrease of $0.8 million as we completed all remaining obligations associated with the initial upfront payment from Merck at the conclusion of our initial five-year term under the Collaboration Agreement on March 16, 2020 and a decrease of $0.4 million in reimbursable costs due to timing of research and development activities.

Research and Development Expenses. Research and development expenses were $38.4 million and $29.5 million for the three months ended March 31, 2020 and 2019, respectively. The increase in research and development expenses of $8.9 million was primarily attributable to an increase of $9.1 million in external expenses, primarily driven by ongoing and recently initiated Phase 2b clinical trials of aldafermin, and an increase of $2.1 million in personnel-related expenses due to increased headcount. These increases were partially offset by a decrease of $1.5 million in external expenses resulting from the completion of certain clinical trial activities related to our other development programs and decrease in clinical trial materials purchases and a decrease of $0.8 million in unallocated research and development expenses related to early research testing. We expect our research and development expenses will continue to increase in connection with our ongoing activities, particularly to the extent that product candidates whose costs are not borne by our collaborator, such as aldafermin and NGM395, advance in clinical development. In addition, we may be required to develop and implement additional clinical study policies and procedures associated with the evolving effects of the COVID-19 pandemic, which could significantly increase our research and development expenses.

General and Administrative Expenses. General and administrative expenses were $6.6 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase in general and administrative expenses of $1.2 million was primarily attributable to an increase of $1.2 million in personnel-related expenses, including stock-based compensation, due to increased headcount, and $0.6 million in insurance and consulting expenses in connection with being a public company. These increases were partially offset by a decrease of $0.2 million in audit expenses and $0.4 million in legal expenses associated with maintaining our intellectual property rights. We anticipate general and administrative expenses will continue to increase year over year in connection with being a public company which may include increased expenses related to services associated with maintaining compliance with Nasdaq listing rules and related SEC requirements, insurance and investor relations costs.

Interest Income. Interest income was $1.2 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. The increase in interest income was primarily attributable to an increase in our cash and investments balance subsequent to the completion of our IPO and private placement in April 2019 partially offset by a decrease in market interest rates.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities since our inception. To date, our operations have been financed primarily through the private placement of convertible preferred stock, net proceeds from our IPO and proceeds from the concurrent private placement, research and development service fees provided by collaboration partners, primarily Merck, upfront license fees paid by collaboration partners and the license fee from Merck for NGM313 and related compounds. As of March 31, 2020, we had cash and cash equivalents of $257.0 million, short-term marketable securities of $71.5 million, working capital of $309.8 million and an accumulated deficit of $215.3 million.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our product candidates, maintain and expand our corporate infrastructure to support operations as a public company and conduct pre-commercialization activities. We will require substantial additional capital to achieve our development and commercialization goals for our wholly-owned programs, aldafermin and NGM395, for any future programs that Merck does not opt to license under the Collaboration Agreement and that we choose to develop, for any Merck licensed programs that we opt to co-develop, and for any programs that Merck chooses to license under the Collaboration Agreement and later elects to terminate. Additionally, if our research and development expenses exceed the funding caps provided in our Collaboration Agreement, which may happen in the fiscal year ending December 31, 2020 and potentially thereafter during the collaboration, we could be required to devote our financial resources toward the development of programs and product candidates subject to the collaboration. If our Merck collaboration were to be terminated, we would require significant additional capital in order to proceed with development and commercialization of our product candidates, or we may enter into additional collaboration or license agreements in order to fund such development and commercialization.

We plan to continue to fund our operations and capital funding needs through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. The sale of convertible debt or additional equity could result in additional dilution to our stockholders. Incurring indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot ensure that financing will be available in the amounts we need or on terms acceptable to us, if at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the evolving effects of the COVID-19 pandemic. In addition, extreme price and volume fluctuations in the stock market in general, and the Nasdaq Global Select Market, in particular, have resulted in volatile and sometimes decreased stock prices for many companies, including us. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance, and impact our ability to raise sufficient additional capital on acceptable terms, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. To the extent we obtain additional funding through product collaborations, these arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

We believe that our existing cash and cash equivalents, including our short-term marketable securities, along with amounts available to us under our Collaboration Agreement with Merck, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(19,110)	$(12,100)
Investing activities	26,873	2,493
Financing activities	3,591	(3)
Net increase (decrease) in cash and cash equivalents	$11,354	$(9,610)

Cash Used in Operating Activities

During the three months ended March 31, 2020, cash used in operating activities was $19.1 million, which consisted of a net loss of $19.1 million, adjusted for non-cash charges of $5.4 million and cash used through changes in operating assets and liabilities of $5.4 million. The non-cash charges consisted primarily of stock-based compensation expense of $3.7 million and depreciation expense of $1.7 million. The change in operating assets and liabilities was mainly driven by an increase in prepaid expenses and other assets of $2.0 million and an increase in accrued expenses and other liabilities of $3.0 million. These increases were partially offset by a decrease in related party receivable from our Merck collaboration of $4.5 million, a decrease in accounts payable of $5.3 million, a decrease in deferred rent of $0.7 million and a decrease in deferred revenue of $4.9 million primarily attributable to the timing of advance payments from Merck related to the reimbursement of costs associated with research and development activities.

During the three months ended March 31, 2019, cash used in operating activities was $12.1 million, which consisted of a net loss of $8.3 million, adjusted for non-cash charges of $4.2 million and cash used through changes in operating assets and liabilities of $8.0 million. The non-cash charges consisted primarily of stock-based compensation expense of $2.6 million and depreciation expense of $2.0 million. The change in operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets of $1.6 million offset by a decrease in accrued expenses and other liabilities of $1.2 million, a decrease in accounts payable of $1.2 million, a decrease in related party receivable from our Merck collaboration of $3.7 million and decreases in deferred rent and deferred revenue of $0.6 million and $7.1 million, respectively. The decrease in deferred revenue is primarily attributable to the timing of advance payments from Merck related to the reimbursement of costs associated with research and development activities.

Cash Provided by Investing Activities

During the three months ended March 31, 2020, cash provided by investing activities was $26.9 million, which consisted of $56.8 million in proceeds from the maturities of marketable securities, partially offset by purchases of marketable securities of $29.4 million and purchases of property and equipment of $0.5 million.

During the three months ended March 31, 2019, cash provided by investing activities was $2.5 million, which consisted of $77.0 million in proceeds from the maturities of marketable securities, partially offset by purchases of marketable securities of $72.7 million and purchases of property and equipment of $1.8 million which included leasehold improvements on our current laboratory and office facility.

Cash Provided by/Used in Financing Activities

During the three months ended March 31, 2020, cash provided by financing activities was $3.6 million, which consisted of proceeds from the issuance of common stock upon the exercise of previously granted stock options.

During the three months ended March 31, 2019, cash provided by financing activities consisted of proceeds from the issuance of common stock upon the exercise of previously granted stock options of $0.3 million less deferred IPO costs of $0.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020.

Newly Issued Accounting Pronouncements

Except as described in Note 2 to the condensed consolidated financial statements under the headings “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in our audited consolidated financial statements and notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020, that are of significance or potential significance to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2020, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company that was incorporated in 2007 and commenced operations in early 2008. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each year since commencing operations. For the three months ended March 31, 2020 and 2019, our net loss was $19.1 million and $8.3 million, respectively. As of March 31, 2020, we had an accumulated deficit of $215.3 million.

We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, our product candidates. We will require substantial additional capital to achieve our development and commercialization goals for our wholly-owned programs, aldafermin and NGM395, for any future programs that Merck does not opt to license under the Collaboration Agreement and that we choose to develop, for any Merck licensed programs that we opt to co-develop, and for any programs that Merck chooses to license under the Collaboration Agreement and later elects to terminate. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical studies, clinical trial and related activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, including those resulting from the evolving effects of the COVID-19 pandemic. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue beyond those generated pursuant to the Merck collaboration. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

All of our revenue for recent periods has been received from a single collaboration partner.

Since 2017, all of our revenue has been from our collaboration partner, Merck. Under the collaboration, Merck reimburses us for research and development activities up to $50 million per year, plus additional amounts up to agreed upon annual caps, if certain conditions are met. Merck has exercised its option to extend the research and early development program through March 16, 2022 and has the right to extend it again through March 16, 2024. If our Merck collaboration were to be terminated, or if the annual cap under the Merck collaboration is insufficient to fund our research and development activities under the Merck collaboration, including conducting ongoing and planned clinical trials of our collaboration product candidates, we could require significant additional capital in order to proceed with development and commercialization of our Merck collaboration product candidates. In addition, we require additional funding to advance the development activities for our wholly-owned programs, aldafermin and NGM395. If adequate funds (including funds from any future partners necessary for the development and commercialization of our wholly-owned product candidates) are not available to us on a timely basis, on favorable terms or at all, we may be required to delay, limit, reduce or terminate our research and development efforts or other operations.

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our product candidates may not advance through development or achieve applicable endpoints in clinical trials, we are unable to predict if or when we will achieve or maintain profitability. Even if we successfully complete development and regulatory processes, we anticipate incurring significant costs associated with launching and commercializing these products.

Even if we generate revenue from the sale of any of our products that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or do not sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our current product candidates or develop new product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly to the extent that product candidates whose costs are not borne by our collaborator, such as our wholly-owned programs, aldafermin and NGM395, advance in clinical development. We believe that our existing cash, cash equivalents and short-term marketable securities and funding we expect to receive under our existing Collaboration Agreement will fund our projected operating requirements for at least the next twelve months. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short- and long-term, will depend on many factors, including:

•	the initiation, progress, timing, delays, costs and results of preclinical tests and clinical trials for our current product candidates and any future product candidates we may develop;
•	whether Merck exercises its option to license product candidates upon our completion of proof-of-concept studies for each such candidate in humans;
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

•	the effect of products that may compete with our product candidates and other market developments;
•	market acceptance of any approved product candidates, including product pricing and product reimbursement by third-party payors;
•	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing;
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

Unless and until we can generate a sufficient amount of revenue from approved products, we will require additional capital to discover, develop, obtain regulatory approval for and commercialize our current and future product candidates. We do not have any committed external source of funds, other than pursuant to our collaboration with Merck, which is limited in scope and duration, and may be terminated in certain circumstances. We plan to finance our future cash needs through public or private equity or debt offerings, government or other third-party funding, product collaborations, strategic alliances and licensing arrangements or a combination of these. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the evolving effects of the COVID-19 pandemic. Our existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities or debt. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we need to secure additional financing, such additional fundraising efforts may divert our management and research efforts from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. If we do not raise additional capital, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted and we may need to:

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

New tax laws or regulations, changes to existing tax laws or regulations or changes in their application to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Act was enacted in 2017, which sanctioned many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act may be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the 2017 Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards to offset taxable income could be limited.

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, including corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. Our net operating loss carryforwards generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the 2017 Tax Act, as modified by the CARES Act, our federal net operating losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses generated in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act.

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if we experience an “ownership change” which is generally defined as a greater than 50% change, by value, in equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of our IPO and subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal net operating loss carryforwards could be limited. State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Risks Related to Our Business and Industry

Our product candidates must undergo rigorous clinical trials before seeking regulatory approvals, which could delay or prevent commercialization of our product candidates.

All of our product candidates will be subject to rigorous and extensive clinical trials before they can seek regulatory approval from the FDA and similar regulatory bodies in other countries. Clinical trials may be delayed, suspended or terminated at any time for reasons including:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	delays in obtaining, or the inability to obtain, required approvals from IRBs or other governing entities at clinical trial sites selected for participation in our clinical trials;
•

delays in enrolling participants into clinical trials, such as the slower pace of enrollment we have experienced in our ALPINE 2/3 and ALPINE 4 clinical trials, including as a result of the evolving effects of the COVID-19 pandemic;

•

delays in key trial activities and patient enrollment or diversion of healthcare resources as a result of the evolving effects of the COVID-19 pandemic, such as the slower pace of clinical trial site initiation in our ALPINE 4 clinical trial and activation of additional clinical trial sites;

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

We have limited experience in conducting late-stage clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our current clinical trials may be insufficient to demonstrate that our potential products will be safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not successfully conduct clinical trials supporting the necessary regulatory approvals, we will not be able to generate product revenue and may not become profitable.

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

To date, the data supporting our drug discovery and development programs are derived from laboratory and preclinical studies and earlier-stage clinical trials. Despite the results reported in our Phase 1 and 2 clinical trials for aldafermin, in Phase 1 clinical trials for NGM313 and NGM120 and in preclinical studies for our other product candidates, future clinical trials in humans may show that one or more of our product candidates are not safe and effective, in which event we may need to abandon development of such product candidates. It is impossible to predict when or if any of our product candidates will prove safe and effective in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, these compounds might not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways.

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

Phase 2 clinical trials of aldafermin have produced NASH histology data and certain clinical data produced to date are preliminary and have not been subjected to quality control procedures. Preliminary data may not be predictive of final results.

We have recently completed our Phase 2 clinical trials of aldafermin in NASH. Certain data and results that we have announced from our first Phase 2 clinical trial are still preliminary. Until the final data is received for those certain clinical trials, we are unable to perform typical quality control procedures on the data produced to ensure its accuracy. While we believe the data made available to date are accurate, until such time as the final quality control procedures are performed, the data are and should be regarded as preliminary. Preliminary data may not be predictive of final results and may not be predictive of future results in later-stage clinical trials. Differences between the preliminary data and final data in our aldafermin trials may lead us to make different operational decisions regarding, or incur additional expenses for, the development of aldafermin than we otherwise would if final data were available. Our business and prospects depend on the development of aldafermin and, if final data is less promising than the preliminary data suggests, our business and prospects could be adversely affected.

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

If we continue to experience delays in clinical testing, we will be delayed in commercializing our product candidates, our costs may increase and our business may be harmed.

Conducting clinical trials for any of our drug candidates for approval in the United States requires filing an investigational new drug (“IND”) application and reaching agreement with the FDA on clinical protocols, finding appropriate clinical trial sites and clinical investigators, securing approvals for such studies from the IRB for each such site, manufacturing clinical quantities of drug candidates and supplying drug product to clinical trial sites. Currently, we have multiple active INDs with the FDA in the United States, including for aldafermin for NASH and primary biliary cholangitis (“PBC”), for NGM621 for GA secondary to AMD and for NGM120 for treatment of solid tumors and pancreatic cancer. We also have an active Clinical Trial Authorisation in the United Kingdom from the Medicines and Healthcare Products Regulatory Agency for NGM217 for diabetes and an active Clinical Trial Notification in Australia from the Therapeutic Good Administration for aldafermin for NASH and for NGM395 for metabolic syndrome.

We cannot guarantee that we will be able to successfully accomplish required regulatory activities or all of the other activities necessary to initiate and complete clinical trials. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products. For example, we have experienced a slower pace of clinical trial site initiation and enrollment than originally anticipated in certain of our clinical trials, including ALPINE 2/3 and ALPINE 4, as a result of the evolving effects of the COVID-19 pandemic, and if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects. In any event, we do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we continue to experience delays in clinical testing. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events that may result in a delay or failure to successfully complete clinical development include:

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	FDA comments on ongoing clinical trials and potential regulatory holds imposed if such comments are not adequately addressed;
•	deviations from the trial protocol by clinical trial sites and investigators, or failures to conduct the trial in accordance with regulatory requirements;
•	failure of third parties, such as CROs, to satisfy their contractual duties to us or meet expected deadlines;
•	delays in the testing, validation, manufacturing and delivery to clinical trial sites of the product candidates or other study materials;
•	delays in key trial activities, clinical trial site initiation and patient enrollment or diversion of healthcare resources as a result of the evolving effects of the COVID-19 pandemic;
•

for clinical trials in selected patient populations, delays in identification and auditing of central or other laboratories and the transfer and validation of assays or tests to be used to identify selected patients and test any patient samples;

•

delays in patient enrollment, such as the slower pace of enrollment we have experienced in our ALPINE 2/3 and ALPINE 4 clinical trials, including as a result of the evolving effects of the COVID-19 pandemic;

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

If we or our partners are unable to enroll patients in clinical trials, we will be unable to complete these trials on a timely basis.

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	the size and nature of the patient population;
•	the number and location of clinical trial sites we enroll;
•	delays in enrollment due to travel or quarantine policies or behaviors, or other factors, related to COVID-19;
•	competition with other companies for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the trial;
•	the design of the clinical trial;
•	inability to obtain and maintain patient consents;
•	risk that enrolled participants will drop out before completion; and
•

competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

In particular, there is significant competition for recruiting NASH patients in clinical trials. In the first quarter of 2020, we announced that enrollment in our ALPINE 2/3 clinical trial of aldafermin had been delayed beyond our initial projections. In addition, clinical trial enrollment may continue to be adversely affected by the COVID-19 pandemic, including due to delays in clinical trial site initiation, suspension of enrollment at clinical trial sites or patient reluctance to participate in a clinical trial during quarantines or shelter-in-place orders or otherwise, particularly in medically vulnerable patient populations. We or our partners may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all.

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

If any of these events occur, we may be forced to abandon our development efforts for one or more programs, which could have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. For example, we suspended activities related to NGM386 to focus on advancing NGM395. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

We are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.

To date, aldafermin and our other product candidates have been manufactured by third-party manufacturers solely for preclinical studies and relatively small clinical trials. These manufacturers may not be able to scale production to the larger quantities required for large clinical trials and for commercialization. The process of manufacturing aldafermin and our other product candidates is complex, highly regulated and subject to several risks, including:

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
•

the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, financial difficulties of our contract manufacturers, including as a result of the COVID-19 pandemic, natural disasters, power failures, local political unrest and numerous other factors; and

•

any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our products. We may also have to record inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

For example, we have entered into a Development and Manufacturing Services Agreement with Lonza Sales AG (“Lonza”) for the production of Phase 3 and commercial supplies of the aldafermin drug substance. If Lonza or our drug product manufacturer are not able to provide us with sufficient quantities of aldafermin for our clinical trials on a timely basis, or at all, whether due to production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic or otherwise, our clinical trials or regulatory approval may be delayed. Refer to the risk factor entitled “Our business could be adversely affected by the effects of health epidemics, including the evolving effects of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, which is currently subject to a shelter-in-place order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.”

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

The manufacture of biologic products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up and validating initial production and ensuring the avoidance of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot ensure that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Additional clinical trials may be required to evaluate the safety profile of our product candidates. Serious adverse events that were reported in the aldafermin treatment arms from our completed Phase 1 and Phase 2 clinical trials of aldafermin include: moderate dizziness, community acquired pneumonia, iron deficiency anemia, fractured finger, pneumonitis/alveolitis, acute pancreatitis, pneumonia, pleurisy, non-myocardial infarction cardiac arrest, chest pain, vertigo, headache, accelerated hypertension, kidney mass, bowel obstruction, bilirubin increase, cholangitis, progression of primary sclerosing cholangitis (“PSC”), intervertebral discitis, rectal bleeding and post-biopsy bleeding. In our completed Phase 1 and Phase 1b clinical trials of NGM313, there were two reported serious adverse events in the NGM313 treatment arms: cholecystitis and rectal bleeding due to hemorrhoids, both of which were deemed by the investigators to be unrelated to treatment with NGM313. In our completed Phase 1 clinical trial of NGM120, there were two reported serious adverse events in the NGM120 treatment arms: renal colic and bipolar disorder, both of which were deemed by the investigators to be unrelated to treatment with NGM120.

Significant increases in serum levels of low density lipoprotein (“LDL”) cholesterol were observed in clinical trials of aldafermin in NASH and type 2 diabetes. The drug-induced changes in LDL cholesterol were brought back to baseline levels with concomitant statin use in NASH patients, however, sustained LDL cholesterol elevations in untreated patients can be associated with cardiovascular disease. While the impact of these drug-induced changes in cholesterol are unknown, we believe that concomitant statin use, along with aldafermin’s triglyceride lowering and high density lipoprotein cholesterol elevating properties, will provide an overall neutral to positive impact on patients’ cardiovascular health. We have not observed any significant changes in LDL cholesterol with aldafermin in trials we have conducted in patients with cholestatic liver disease, such as PBC and PSC.

One subject in the aldafermin Phase 2 clinical trial in type 2 diabetes developed antibodies against aldafermin that appear to cross-react with fibroblast growth factor 19 (“FGF19”). This patient did not demonstrate any biochemical or clinical safety concerns while in the study, and we have not identified any safety concerns while monitoring the subject following the study. Six of the 36 subjects in the aldafermin Phase 2 extension clinical trial in PBC were confirmed to have antibodies against aldafermin. These subjects have not demonstrated any biochemical or clinical safety signals that were different from observations in subjects that did not generate antibodies against aldafermin.

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

We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates outside of the Merck collaboration, or to commercialize products subject to the Merck collaboration for which we may in the future exercise our co-detailing rights in the United States, we must either develop our own sales, marketing and distribution capabilities, which will be expensive and time-consuming, or make arrangements with third parties to perform these services for us. If we exercise our co-detailing rights in the United States with respect to the Merck collaboration, we will be responsible for the costs of fielding such a sales force, subject to partial offset pursuant to the formula by which profits are allocated, and the risks of attracting, retaining, motivating and ensuring the compliance of such a sales force with the various requirements of the Merck collaboration and applicable law. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates, which would adversely affect our business and financial condition.

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

We must attract and retain highly skilled employees in order to succeed. If we are not able to retain our current senior management team, especially Dr. Jin-Long Chen, or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. An important element of our strategy is to take advantage of the research and development expertise of our current management. The loss of any one of our executive officers, including, in particular, Dr. Jin-Long Chen, our Chief Scientific Officer, could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.

To fully realize the research and development support committed under our collaboration with Merck, we will need to maintain a significant number of qualified research and development, scientific, administrative and commercial personnel. There is intense competition for qualified personnel, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and commercialization of our product candidates. In particular, the hiring environment in the San Francisco Bay Area, where we are headquartered, is extremely competitive. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

Disputes under key agreements or conflicts of interest with our scientific advisors or clinical investigators could delay or prevent development or commercialization of our product candidates.

Any agreements we have or may enter into with third parties, such as collaboration, license, supplier, manufacturing, sponsored research, CRO or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over contract interpretation, rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We are conducting research programs in a range of therapeutic areas, and our pursuit of these opportunities could result in conflicts with the other parties to these agreements that may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights, result in increased financial obligations for us or result in costly litigation.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical companies, including AbbVie, Allergan, AstraZeneca, Bayer, Boerhinger Ingelheim, Bristol-Myers Squibb, Eisai, Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Novo Nordisk, Pfizer, Roche, Sanofi and Takeda, as well as large and small biotechnology companies such as 89Bio, Akero, Albireo, Alentis, Amgen Inc. (“Amgen”), Apellis, Ascletis, Axcella, Bird Rock, Can-Fite, Cirius, Enanta, Galectin, Galmed, Genfit, Gilead, Glympse, Immuron, Intercept, Inventiva, Iveric, Madrigal, MannKind, MediciNova, Metacrine, Mirum, Nalpropion, North Sea, Promethera, Salix, Scholar Rock, Seal Rock, Terns, Tiziana, Viking and Vivus, are pursuing the development or marketing of pharmaceuticals that target the same diseases that are targeted by our most advanced product candidates. It is probable that the number of companies seeking to develop products and therapies for the treatment of cardio-metabolic, liver, oncologic and ophthalmic diseases will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products or for other products that would compete with our product candidates. Many of our competitors have established distribution channels and commercial infrastructure to support the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	the efficacy and safety profile of the product candidate as demonstrated in clinical trials;
•	the timing of market introduction of the product candidate, as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•	acceptance of the product candidate as a safe and effective treatment by clinics and patients;
•	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
•	the cost of treatment relative to alternative treatments;
•	the availability of coverage and adequate reimbursement and pricing by third parties and government authorities as described below;
•	the relative convenience and ease of administration;
•	the frequency and severity of adverse events;
•	the effectiveness of sales and marketing efforts; and
•	any unfavorable publicity relating to the product candidate.

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective as compared with competing treatments. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

Even if we commercialize any of our product candidates, alone or with our partners, these products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. In many regions, including Europe, Japan and Canada, where we may market our products either directly or with collaborators, the pricing of prescription drugs is controlled by the government. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. Regulatory agencies in those countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or limit our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenue we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, private health insurers, health maintenance organizations and other organizations, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. The United States Department of Health and Human Services (“HHS”) department is considering new regulations that would tie certain drug payments to an International Price Index comprised of prices for the same drugs in developed countries. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we or our partners commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or our partners obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we and our partners may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

In March 2010, the Affordable Care Act (“ACA”) was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the ACA. For example, in 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices.

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

•	additional potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	limits on our ability to penetrate international markets;
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

•

the federal False Claims Act (“FCA”) imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act (“HIPAA”) imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters;

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

Our former facility was subject to electrical blackouts as a result of a shortage of available electrical power. Future blackouts, which may be implemented by the local electricity provider in the face of high winds and dry conditions, could disrupt the operations of our current facility. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a complete recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The CMO that is the sole supplier of clinical drug substance for NGM313, NGM120, NGM217, NGM621 and NGM395 is located in a region that has experienced recent political unrest.

Our business could be adversely affected by the effects of health epidemics, including the evolving effects of the COVID‑19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic continues to impact our business and could materially affect our operations, including at our headquarters in the San Francisco Bay Area, which is currently subject to a shelter-in-place order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Health epidemics in regions where we have concentrations of clinical trial sites or other business operations could adversely affect our business, including by causing significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the San Francisco Bay Area and we have critical contract manufacturers located in Europe. In March 2020, the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID‑19, and county public health departments announced aggressive recommendations to reduce the spread of the disease. Effective March 17, 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters are located, issued multiple shelter-in-place orders, currently in place until the end of May unless further extended, which, among other things, (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties (subject to limited exceptions), (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel. On March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic, and individuals and businesses remain under constraints intended to protect health and safety and will continue to operate for the indefinite future under such restraints, which may become more or less strict over time as circumstances warrant. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work environment for a vast majority of our employees, effective March 16, 2020, while maintaining essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite safety procedures. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities. Further, the effects of the shelter-in-place order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

As the pandemic continues, we anticipate a continuing negative impact on our ability to initiate clinical trial sites, maintain patient enrollment and enroll new patients which may impact timelines in the future. Our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also prohibit patients from enrolling in, or continuing to participate in, our clinical trials.  Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID‑19 and if their health is impacted by COVID-19 it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials, many of whom are medically vulnerable, may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to an unwillingness to travel to sites for required screening and clinical trial visits and procedures. In this regard, we have experienced a slower pace of clinical trial site initiation and enrollment than anticipated in certain of our clinical trials, including ALPINE 2/3 and ALPINE 4, due to factors such as the vulnerability of our studied patient populations, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders, among other factors. Enrolled patients may be unable to comply with clinical trial protocols if quarantines, shelter-in-place and similar restrictions continue to impede patient movement or interrupt healthcare services. In addition, we may be required to develop and implement additional clinical study policies and procedures designed to help protect patients from the COVID-19 disease, which may include using telemedicine visits, remote monitoring of patients and clinical trial sites, and measures designed to ensure that data from clinical trials that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with cGCPs, with any material protocol deviation reviewed and approved by the clinical trial site IRB, all or any of which could materially and adversely affect our clinical development timelines and our ability to obtain regulatory approvals of our product candidates, and could significantly increase our costs. We could also see an impact on our ability to report clinical trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise.

Moreover, we rely on third-party CROs and other third parties to assist us with clinical development activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. In addition, quarantines, shelter-in-place and similar government orders could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in the production of our drug products are located in Europe. For example, any manufacturing supply interruption of aldafermin, which is currently manufactured by Lonza at facilities in Switzerland, or our other product candidates, which are currently manufactured at a facility in Lithuania, could adversely affect our ability to conduct ongoing and future clinical trials of aldafermin and our other product candidates. In any event, if the COVID-19 pandemic continues and persists for an extended period of time or more acutely impacts geographies with particular impact on our business, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

In addition, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. We also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of our current collaborator to license any programs available to it under the Collaboration Agreement or to exercise its remaining option to extend our research and early development program beyond March 16, 2022.

While we expect the COVID-19 pandemic to continue to adversely affect our business operations, the extent of the impact on our clinical development and regulatory efforts, the decisions of our collaboration partner and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Similar to other companies in our industry, we face substantial cybersecurity risk. Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors, collaborators and consultants may fail and are vulnerable to damage from computer viruses and unauthorized access. While we have not, to our knowledge, experienced any material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates, to analyze clinical trial samples and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

As a result of the ongoing COVID-19 pandemic, a vast majority of our workforce transitioned to a remote work environment which imposes additional risks to our business, including increased risk associated with working outside our corporate network security protection boundaries, increased risk of industrial espionage, phishing and other cybersecurity attacks and the increased risk of unauthorized dissemination of sensitive personal information or proprietary confidential information, any of which could have a material adverse effect on our business.

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

Risks Related to Our Dependence on Merck and Other Third Parties

We depend on our collaboration with Merck and may depend in the future on collaborations with additional third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

In February 2015, we entered into a collaboration with Merck focused on the discovery, development and commercialization of biologics, excluding aldafermin, and including a license to our GDF15 receptor agonist program product candidates, NGM386 and NGM395. In November 2018, Merck exercised its option to license NGM313. In 2019, Merck exercised its option to extend the collaboration for an additional two years, from March 17, 2020 through March 16, 2022, and terminated its license to the GDF15 receptor agonist program.

The Merck collaboration involves a complex allocation of rights, provides for substantial research and development support, provides for additional payments upon Merck’s election to further extend the term of the research program and provides us with either milestone payments based on the achievement of specified clinical development, regulatory and commercial milestones and royalty-based revenue if certain product candidates are successfully commercialized or a cost and profit sharing arrangement with the possibility that we would provide sales representatives to co-detail the product candidates that Merck elects to advance in the United States. We cannot predict the success of the collaboration, including whether Merck exercises its option to license additional product candidates or terminates its license to a licensed program.

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

Collaborations involving our product candidates, including our collaboration with Merck, pose risks to us, including the following:

•

Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under our collaboration with Merck, once proof-of-concept data in humans has been generated and Merck has exercised its option to acquire an exclusive license for a product candidate, our ability to influence the resources Merck devotes to such product candidate are substantially reduced until such time, if any, that we exercise our right to participate in a cost and profit sharing arrangement. Even after we exercise that right to participate in a cost and profit sharing arrangement, our ability to influence Merck will be limited.

•

Collaborators might opt not to pursue development and commercialization of our product candidates or not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities. For example, under our agreement with Merck, it is possible for Merck to terminate the NGM313 program and any other program (whether or not we have exercised our cost and profit sharing option) upon prior written notice, such as it did for NGM386 and NGM395, without triggering a termination of the remainder of the collaboration arrangement. In addition, Merck might opt not to exercise its option to acquire a license to a product candidate that has generated proof-of-concept data.

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

Subject to certain limitations, Merck may partially terminate the Collaboration Agreement for convenience as it relates to NGM313 or any future licensed program. For example, Merck terminated its license to our GDF15 receptor agonist program, including NGM395 and NGM386, in May 2019. Merck may also terminate the agreement as it relates to its rights to research and develop small molecule compounds. It may also terminate the agreement with respect to a specific licensed program in the event of an uncured material breach by us. If Merck terminates a program as a result of our uncured material breach, then we would lose our option to participate in global cost and profit sharing if not yet exercised as of the time of termination, and lose our co-detailing option (whether or not exercised as of that time) for the relevant licensed program.

If Merck terminates funding, terminates the Collaboration Agreement, decides not to further extend the research phase of the collaboration or shifts the focus of its research and development funding, it could impede our ability to fund and complete our research and development programs, which would materially and adversely affect our business.

We may not be able to obtain and maintain the relationships with third parties that are necessary to develop, commercialize and manufacture some or all of our product candidates.

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

If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we or our collaborator may need to manufacture it in larger quantities. We intend to use third-party manufacturers for commercial quantities of aldafermin, NGM120, NGM217, NGM621 and NGM395, to the extent we advance these product candidates, and will rely on Merck to determine whether to utilize a third-party manufacturer or internal manufacturing capacity for NGM313 and other licensed product candidates. Our or our collaborator’s manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we or our collaborator are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our or our collaborator’s failure or the failure of third-party manufacturers to comply with the FDA’s current Good Manufacturing Practices (“cGMP”) and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.

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

We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial capital will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, we are less knowledgeable about the reputation and quality of third-party contractors in countries outside of the United States where we conduct discovery research or preclinical and clinical development and manufacturing of our product candidates and, therefore, we may not choose the best parties for these relationships.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, under our Collaboration Agreement with Merck, we may not directly or indirectly research, develop, manufacture or commercialize, except pursuant to the Collaboration Agreement, any medicine or product candidate that modulates a target then subject to the collaboration with specified activity. The FGF19 program, including aldafermin, is excluded from this provision, notwithstanding that both aldafermin and NGM313 signal, in part, through the FGFR1c pathway. During the tail period following the research term of the collaboration, we may not directly or indirectly research, develop or commercialize, outside of the collaboration, any medicine or product candidate with specified activity against any collaboration target that has been designated a tail target.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of any product candidate for which we are seeking a collaboration, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We currently rely on, and expect to continue to rely on, third parties, such as CROs, clinical data management organizations, medical institutions, consultants and clinical investigators, to conduct our clinical trials and certain aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and such alternative arrangements may not be available on terms acceptable to us.

Our reliance on these third parties for research and development activities will reduce our control over these activities, but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. In this regard, we cannot guarantee that these third parties will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic or otherwise.

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

We contract with third parties for the manufacture of our product candidates for preclinical and clinical studies and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such supply will not be available to us on our requested timeline or at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical studies and for commercial supply of any of these product candidates for which we or our collaborator obtains marketing approval. To date, we have obtained materials for aldafermin, NGM313, NGM120, NGM217, NGM621 and NGM395 for preclinical and clinical studies from third-party manufacturers. Other than our supply agreement with Lonza for aldafermin drug substance, we do not have a long-term supply agreement with any third-party manufacturer.

We may be unable to establish any agreements with third-party manufacturers on acceptable terms or at all. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	the possible breach of the manufacturing agreement by the third party or the failure to supply product on the timelines and at the cost agreed to;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•	reliance on the third party for regulatory compliance, quality assurance and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with cGMP or similar regulatory requirements outside the United States. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our product candidates.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. In this regard, quarantines, shelter-in-place and similar government orders related to the COVID-19 pandemic could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain and delay our clinical development efforts. In particular, some of our suppliers of certain materials used in the production of our drug products are located in Europe. For example, any manufacturing supply interruption of aldafermin, which is currently manufactured by Lonza at facilities in Switzerland, or our other product candidates, which are currently manufactured at a facility in Lithuania, could adversely affect our ability to conduct ongoing and future clinical trials of aldafermin and our other product candidates. We do not currently have arrangements in place for redundant supply for bulk drug substances or drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer, if possible. Although there may be potential alternative manufacturers who could manufacture our product candidates, we would incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or any future products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to Regulatory Approvals

None of our product candidates has received regulatory approval. If we are unable to obtain regulatory approvals to market one or more of our product candidates, our business will be adversely affected.

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

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement with the design or implementation of our clinical trials;
•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•	failure of results of clinical trials to meet the level of statistical significance required for approval;
•	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	disagreement with our interpretation of data from preclinical studies or clinical trials;
•	the insufficiency of data collected from clinical trials to support the submission and filing of a biologics license application (“BLA”) or other submission or to obtain regulatory approval;
•	failure to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or
•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and commercialization, or we may decide to abandon the development program for other reasons. If we obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

Although aldafermin has received Fast Track designation from the FDA for NASH and PBC, we may not necessarily experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for aldafermin or any other product candidate that we are developing or may develop.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:

•	issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require that we conduct post-marketing studies;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend marketing of, withdraw regulatory approval of or initiate a recall of such product;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications filed by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products or refuse to permit the import or export of products.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenue.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, Department of Justice, HHS, Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations and civil and criminal sanctions by the government. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

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

Our success depends in significant part on our ability and the ability of our current or future licensors, licensees or collaborators to establish and maintain adequate intellectual property covering the product candidates that we plan to develop. In addition to taking other steps to protect our intellectual property, we have applied for, and intend to continue applying for, patents with claims covering our technologies, processes and product candidates when and where we deem it appropriate to do so. However, the patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current or future licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection for them. Pending and future patent applications filed by us or our current or future licensors’, licensees’ or collaborators’ may not result in patents being issued that protect our technology or product candidates, or products resulting therefrom, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products.

We have filed numerous patent applications both in the United States and in certain foreign jurisdictions to obtain patent rights to our inventions, with claims directed to compositions of matter, methods of use, formulations, combination therapy and other technologies relating to our product candidates. However, patent applications cannot be enforced against third parties practicing the technology that is currently claimed in such applications unless and until a patent issues from such applications, and then only to the extent the claims that issue are broad enough to cover the technology being practiced by third parties. There can be no assurance that any of these patent applications will issue as patents or, for those applications that do mature into patents, whether the claims of the patents will exclude others from making, using or selling our product or product candidates, or products or product candidates that are substantially similar to ours. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell products that are substantially similar or identical to our products or product candidates without our permission, and we may not be able to stop them from doing so.

Similar to other biotechnology companies, our patent position is generally highly uncertain and involves complex legal and factual questions. The patent examination process may require us or our current or future licensors, licensees or collaborators to narrow the scope of the claims of pending and future patent applications, which would limit the scope of patent protection that is obtained, if any. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. In recent years, these areas have been the subject of much litigation in the industry. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights and those of our current or future licensors, licensees or collaborators are highly uncertain and may not effectively prevent others from commercializing competitive technologies and products.

Success in obtaining and maintaining patents and other intellectual property rights may depend upon being the first to make a particular invention or being the first inventor to file a patent application on that invention. However, the publication of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all until they are issued as a patent. Therefore, we cannot be certain that we or our current or future licensors, licensees, or collaborators were the first to make an invention, or the first inventors to file a patent application claiming an invention in our owned or licensed patents or pending patent applications.

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

The legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as broad or effective as that in the United States and we may be unable to acquire and enforce intellectual property rights outside the United States to the same extent as in the United States, if at all. Thus, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our inventions or technologies, or from developing or commercializing competing products.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world is prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. Competitors may use our technology and that of our current or future licensors, licensees or collaborators in jurisdictions where we have not obtained patent protection to develop their own products and, in some cases, may export otherwise infringing products to territories where we and our collaborator have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent that competition.

The requirements for patentability differ in certain countries, particularly developing countries. For example, China has a heightened requirement for patentability and, specifically, requires a detailed description of medical uses of a claimed drug. Europe and other countries impose limitations on inventions related to methods for treating the human body. Differences in national law and practice may limit the breadth and strength of any patents obtained by us or our current or future licensors, licensees or collaborators.

India, certain countries in Europe, and certain developing countries, including Thailand, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Additionally, many countries limit the enforceability of patents against government agencies or government contractors. We or our licensors, licensees or collaborators may have limited remedies if patents are infringed or if compelled to grant a license to a third party, which could materially diminish the value of those patents and could limit our potential revenue opportunities. Accordingly, our efforts, and those of our licensors, licensees or collaborators, to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

Patent applications, issued patents and/or parts thereof must be translated into the native language in many foreign countries. If our patent applications or issued patents are translated incorrectly, they may not adequately cover our products, product candidates, or other technologies and it may not be possible to rectify an incorrect translation.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals. This could make it difficult for us or our current or future licensors, licensees or collaborators to stop the infringement of the patents or the marketing of competing products in violation of the patent or other proprietary rights. Proceedings to enforce patent rights in foreign jurisdictions could result in substantial costs and divert the attention of us or our current or future licensors, licensees or collaborators from other aspects of our business, could put the patents at risk of being invalidated or interpreted narrowly, could place the patent applications at risk of not issuing, and/or could provoke third parties to assert claims against us or our current or future licensors, licensees or collaborators. We or our current or future licensors, licensees or collaborators may not prevail in any lawsuits that are initiated and the damages or other remedies awarded, if any, may not be commercially meaningful.

The duration of our intellectual property rights is limited.

Patents generally have a term of 20 years from the earliest effective filing date of the application that first discloses the claimed invention or an obvious variant thereof. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after the resulting products are commercialized. As a result, our owned and in-licensed patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours and we may need to rely solely on regulatory or similar protections, if they are available.

We expect to seek extensions of patent terms for our issued patents, where available. In the United States, this includes under the Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the original expiration date of the patent as compensation for regulatory delays. However, such a patent term extension cannot lengthen the remaining term of a patent beyond a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. During the period of patent term extension, the claims of the patent are not enforceable over their full scope, but instead are limited to the scope of the approved product. In addition, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. In addition, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to the expiration of relevant patents or otherwise failing to satisfy applicable requirements. If this occurs, any period during which we have the right to exclusively market our product will be shorter than we would otherwise expect, and our competitors may obtain approval of and launch products earlier than might otherwise be the case.

Non-compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies could adversely affect our patent protection.

Periodic maintenance and annuity fees on issued United States patents and most foreign patent applications and patents must be paid to the U.S. Patent and Trademark Office (“USPTO”) and foreign patent agencies, respectively, in order to maintain such patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application, examination and issuance processes. While an inadvertent lapse can be cured, in some cases, by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we or our current or future licensors, licensees or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market with similar or identical products or technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our products and product candidates.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property rights, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. The U.S. Supreme Court and the United States Court of Appeals for the Federal Circuit have ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances, weakening the rights of patent owners in certain situations or ruling that certain subject matter is not eligible for patent protection. In addition to increasing uncertainty with regard to our and our collaborator’s ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, the USPTO and equivalent bodies in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that could weaken the ability of us and our current or future licensors, licensees or collaborators to obtain new patents or to enforce existing patents and patents we may obtain in the future.

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

Depending on what patent claims ultimately issue and how courts construe the issued patent claims, as well as the ultimate formulation and method of use of our product candidates, we may need to obtain a license to practice the technology claimed in such patents. There can be no assurance that such licenses will be available on commercially reasonable terms, or at all. If a third party does not offer us a necessary license or offers a license only on terms that are unattractive or unacceptable to us, we might be unable to develop and commercialize one or more of our product candidates, which would have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we obtain licenses to such intellectual property, but subsequently fail to meet our obligations under our license agreements, or such license agreements are terminated for any other reason, we may lose our rights to in-licensed technologies.

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

We could lose the ability to continue the development and commercialization of our products or product candidates if we breach any license agreement related to those products or product candidates.

Our commercial success depends upon our ability, and the ability of our current and future licensors, licensees and collaborators, to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights that are important or necessary to the development of our products. As a result, we are a party to a number of technology and patent licenses that are important to our business and we expect to enter into additional licenses in the future. If we fail to comply with the obligations under these agreements, including payment and diligence obligations, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or to engage in any other activities necessary to our business that require the freedom-to-operate afforded by the agreements, or we may face other penalties under the agreements. For example, we are party to license agreements with multiple vendors under which we license cell lines used to produce multiple product candidates, including some that are currently subject to our collaboration with Merck. We require prior consent from some of these vendors to grant sub-licenses under these agreements. Therefore, these vendors may be able to prevent us from granting sub-licenses to third parties, which could affect our ability or Merck’s ability to use certain desired manufacturers in order to manufacture our product candidates.

Any of the foregoing could materially adversely affect the value of the product or product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or amended agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

We may become involved in lawsuits or other proceedings to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business.

Third parties may infringe patents or misappropriate or otherwise violate intellectual property rights owned or controlled by us or our current or future licensors, licensees or collaborators. In the future, it may be necessary to initiate legal proceedings to enforce or defend these intellectual property rights, to protect trade secrets, or to determine the validity or scope of intellectual property rights that are owned or controlled by us or our current or future licensors, licensees or collaborators. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results.

If we or our current or future licensors, licensees or collaborators initiated legal proceedings against a third party to enforce a patent covering a product candidate, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. In an infringement or declaratory judgment proceeding, a court may decide that a patent owned by or licensed to us or our current or future licensors, licensees or collaborators is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent does not cover the technology in question. An adverse result in any litigation proceeding could put one or more of the patents at risk of being invalidated, narrowed, held unenforceable or interpreted in such a manner that would not preclude third parties from entering the market with competing products.

Third parties may initiate legal proceedings against us or our current or future licensors, licensees or collaborators to challenge the validity or scope of intellectual property rights we own or control. For example, generic or biosimilar drug manufacturers or other competitors or third parties may challenge the scope, validity or enforceability of patents owned or controlled by us or our current or future licensors, licensees or collaborators. These proceedings can be expensive, lengthy, and time-consuming, and many of our adversaries may have the ability to dedicate substantially greater resources to prosecuting these legal actions than us. Accordingly, despite our efforts, we or our current or future licensors, licensees or collaborators may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own, control or have rights to, particularly in countries where the laws may not protect those rights as fully as in the United States.

There is a risk that some of our confidential information could be compromised by disclosure during litigation because of the substantial amount of discovery required. Additionally, many foreign jurisdictions have rules of discovery that are different than those in the United States and that may make defending or enforcing our patents extremely difficult. There also could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock.

Third-party pre-issuance submission of prior art to the USPTO, opposition, derivation, revocation, reexamination, inter partes review or interference proceedings, or other pre-issuance or post-grant proceedings, as well as other patent office proceedings or litigation in the United States or other jurisdictions brought by third parties against patents or patent applications owned or controlled by us or our current or future licensors, licensees or collaborators, may be necessary to determine the inventorship, priority, patentability or validity. An unfavorable outcome could leave our technology or product candidates without patent protection and allow third parties to commercialize our technology or product candidates without payment to us. Additionally, potential licensees or collaborators could be dissuaded from collaborating with us to license, develop or commercialize current or future product candidates if the breadth or strength of protection provided by our patents and patent applications is threatened. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees.

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of the third-party intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and that of our current or future licensors, licensees or collaborators to develop, manufacture, market and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. Third parties may initiate legal proceedings against us or our current or future licensors, licensees or collaborators alleging that we infringe their intellectual property rights. Alternatively, we may initiate legal proceedings to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, revocations, reexaminations, inter partes review or derivation proceedings before the USPTO or its counterparts in other jurisdictions. These proceedings can be expensive, lengthy and time-consuming, and many of our adversaries may have the ability to dedicate substantially greater resources to prosecuting these legal actions than us.

Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity in favor of the granted third party patent. This is a high burden, requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim.

An unfavorable outcome in any such proceeding could require us and our current or future licensors, licensees or collaborators to cease using the related technology or developing or commercializing the product or product candidate, or to attempt to license rights to it from the prevailing party, which may not be available on commercially reasonable terms, or at all. Additionally, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

We perform searches of patent and scientific databases in order to identify documents that may be of potential relevance to the freedom-to-operate of our product candidates. Such searches generally are conducted based on keywords, amino acid and nucleic acid sequences, inventors/authors and assignees/entities to capture U.S. and European patents and patent applications, PCT publications and scientific journal articles. There can be no assurance that these searches will identify all potentially relevant patents or patent applications, and the failure to identify any such patents or patent applications could have a material adverse effect on the commercialization of our product candidates.

We are aware of several third-party patents and patent applications containing claims directed to compositions of matter, methods of use and related subject matter, some of which pertain, at least in part, to subject matter that might be relevant to our aldafermin, NGM313, NGM120, NGM217, NGM621 and NGM395 product candidates. We are not aware of any facts that would lead us to conclude that the valid and enforceable claims of any third-party patents would reasonably be interpreted to encompass our product candidates, unless we are unsuccessful in our opposition of any of the granted European patents that are discussed below, or any appeals stemming therefrom. As to pending third-party applications, we cannot predict with any certainty the claims that will issue, if any, or the scope of such issued claims.

The Company filed an opposition in the European Patent Office (“EPO”) against a patent, granted to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”), claiming the use of MIC-1, also known as GDF15, for the treatment of obesity. The Opposition Division of the EPO upheld the patent as granted in the first instance proceedings. We appealed this decision to the Board of Appeals at the EPO and oral proceedings in that appeal are scheduled for August 2020. Should the patent be upheld on appeal or should we decide not to pursue the appeal, we may not be able to commercially launch NGM395 in Europe for the treatment of obesity without a license from St. Vincent’s or until after the patent’s expiration, which is currently scheduled for April 2025. There is no assurance that such a license, if necessary, can be obtained from St. Vincent’s on commercially reasonable terms, or at all.

The Company filed an opposition in the EPO against a patent, granted to Amgen, claiming the use of GDF15 polypeptides for the treatment of several metabolic disorders, including obesity. At the first instance proceedings, the Opposition Division of the EPO maintained the patent with the claims amended to exclude the treatment of obesity. We appealed to the Board of Appeals at the EPO the Opposition Division’s decision to maintain the Amgen patent, including the amended claims. Should the patent be upheld on appeal or should we decide not to pursue the appeal, we may not be able to commercially launch NGM395 in Europe for the treatment of any metabolic orders encompassed by the claims without a license from Amgen or until after the patent’s expiration, which is currently scheduled for April 2032. There is no assurance that such a license, if necessary, can be obtained from Amgen on commercially reasonable terms, or at all.

The Company filed an opposition in the EPO against a patent, granted to Genentech, claiming the use of an anti-KLB agonistic antibody for treating diabetes mellitus or insulin resistance. The Opposition Division of the EPO revoked the patent in its entirety to conclude the first instance proceedings. Genentech may yet appeal this decision to the Board of Appeals at the EPO. Should the patent be upheld on appeal, reversing the Opposition Division’s decision, we or our collaborator may not be able to commercially launch NGM313 in Europe for the treatment of diabetes mellitus, insulin resistance and/or NASH without a license from Genentech or until after the patent’s expiration, which is currently scheduled for April 2028. There is no assurance that such a license, if necessary, can be obtained from Genentech on commercially reasonable terms, or at all.

Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

In addition to seeking patents for some of our technology and products, we also rely substantially on trade secrets in our activities, including unpatented know-how, technology and other proprietary materials and information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, these steps may be inadequate, we may fail to enter into agreements with all such parties or any of these parties may breach the agreements and disclose our proprietary information and there may be no adequate remedy available for such breach of an agreement. We cannot assure that our proprietary information will not be disclosed or that we can meaningfully protect our trade secrets. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing, or unwilling, to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Third parties may initiate legal proceedings against us alleging that we or our employees have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Most of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer, or that third parties have an interest in our patents as an inventor or co-inventor. Litigation may be necessary to defend against these claims. If we fail in prosecuting or defending any such claims, we may lose valuable intellectual property rights or personnel, pay monetary damages, and/or sustain other damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management.

We may be subject to claims challenging the inventorship of our patents and other intellectual property or otherwise be unable to secure ownership of our intellectual property.

We and our current or future licensors, licensees or collaborators may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against these and other claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our products and product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

It is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us. However, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•

we, or our current or future licensors, licensees or collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we license or may own in the future;

•	we, or our current or future licensors, licensees or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
•	issued patents to which we hold rights may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
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

The market price for our common stock has fluctuated significantly from time to time, for example, varying between a high of $23.39 on May 12, 2020 and a low of $8.81 on October 7, 2019. The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

In addition, the stock market in general, and the Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “NGM” and trades on that market. We cannot ensure that an active trading market for our common stock will be sustained. Accordingly, we cannot ensure the liquidity of any trading market, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.

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

Because our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected may be increased. Likewise, our election not to provide certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, may make it more difficult for investors and securities analysts to evaluate our company.

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

With respect to the JOBS Act, we are also taking advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us so long as we qualify as an “emerging growth company.” For example, we are not subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.” As a result, changes in U.S. GAAP or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and reduced requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline. In addition, if we lose our “emerging growth company” status sooner than anticipated, we may incur additional costs to comply with rules and regulations required for public companies, which may impact our financial position and results of operations.

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

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and may make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur in the future to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Shares issued to Merck in the private placement that occurred concurrently with our IPO became available for sale in the public market beginning on March 17, 2020, subject to the condition of Rule 144 under the Securities Act.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, if any.

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

Certain provisions in our agreement with Merck may also deter a change of control. For example, under our agreement with Merck, a change of control gives Merck the right to terminate our research and early development program as well as additional rights if our acquirer is a qualifying large pharmaceutical company or has a research, development or commercialization program that competes with a program licensed by Merck.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides further that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, which could harm our business, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our IPO of Common Stock

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
31.1+

Certification of Chief Executive Officer and Acting Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+**	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
**

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGM Biopharmaceuticals, Inc.

Date: May 13, 2020	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Acting Chief Financial Officer