Form 10-Q
period 2020-06-30
NGM BIOPHARMACEUTICALS INC
filed 2020-08-12
CIK 1426332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, the registrant had 68,827,752 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019 (Audited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019 (Unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 (Unaudited)	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 3.	Defaults Upon Senior Securities	89
Item 4.	Mine Safety Disclosures	89
Item 5.	Other Information	89
Item 6.	Exhibits	90
Signatures		91

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019*
Assets
Current assets:
Cash and cash equivalents	$249,317	$245,598
Short-term marketable securities	62,778	98,913
Related party receivable from collaboration	3,079	5,206
Prepaid expenses and other current assets	7,448	5,531
Total current assets	322,622	355,248
Property and equipment, net	17,321	19,475
Restricted cash	1,874	1,874
Other non-current assets	5,467	3,806
Total assets	$347,284	$380,403
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,934	$9,026
Accrued liabilities	26,792	22,991
Deferred rent, current	2,902	2,829
Deferred revenue, current	2,074	4,872
Total current liabilities	33,702	39,718
Deferred rent, non-current	7,941	9,392
Other non-current liabilities	4,188	—
Early exercise stock option liability	289	574
Total liabilities	46,120	49,684
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 68,739,866 and 66,960,279 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	69	67
Additional paid-in capital	541,833	526,771
Accumulated other comprehensive gain	137	25
Accumulated deficit	(240,875)	(196,144)
Total stockholders' equity	301,164	330,719
Total liabilities and stockholders' equity	$347,284	$380,403

See accompanying notes to unaudited condensed consolidated financial statements.

*The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Related party revenue	$19,755	$25,341	$44,119	$50,893
Operating expenses:
Research and development	38,494	28,819	76,933	58,346
General and administrative	6,794	6,229	13,389	11,596
Total operating expenses	45,288	35,048	90,322	69,942
Loss from operations	(25,533)	(9,707)	(46,203)	(19,049)
Interest income	388	2,044	1,563	3,154
Other expense, net	(471)	(6)	(91)	(42)
Net loss	$(25,616)	$(7,669)	$(44,731)	$(15,937)
Net loss per share, basic and diluted	$(0.38)	$(0.13)	$(0.66)	$(0.47)
Weighted average shares used to compute net loss per share, basic and diluted	68,305,056	61,044,450	67,850,640	34,078,099

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(25,616)	$(7,669)	$(44,731)	$(15,937)
Other comprehensive gain (loss), net of tax:
Net unrealized gain on available-for-sale marketable securities	192	147	112	369
Total comprehensive loss	$(25,424)	$(7,522)	$(44,619)	$(15,568)

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	66,886	$67	$526,771	$25	$(196,144)	$330,719
Issuance of common stock upon exercise of stock options	984	1	3,590	—	—	3,591
Vesting of common stock from early exercises	21	—	162	—	—	162
Stock-based compensation expense	—	—	3,695	—	—	3,695
Changes in unrealized loss on available-for-sale securities	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(19,115)	(19,115)
Balance at March 31, 2020	67,891	$68	$534,218	$(55)	$(215,259)	$318,972
Issuance of common stock upon exercise of stock options	680	1	2,365	—	—	2,366
Issuance of common stock in connection with employee stock purchase plan	109	—	1,285	—	—	1,285
Issuance of common stock under 401(k) Plan	6	—	119	—	—	119
Vesting of common stock from early exercises	16	—	123	—	—	123
Stock-based compensation expense	—	—	3,723	—	—	3,723
Changes in unrealized gain on available-for-sale securities	—	—	—	192	—	192
Net loss	—	—	—	—	(25,616)	(25,616)
Balance at June 30, 2020	68,702	$69	$541,833	$137	$(240,875)	$301,164

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In Thousands)

	Convertible Preferred Stock		Common Stock(1)		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity(Deficit)
Balance at December 31, 2018	47,267	$294,874	6,733	$7	$39,258	$(267)	$(147,193)	$(108,195)
Issuance of common stock upon exercise of stock options	—	—	80	—	279	—	—	279
Issuance of common stock under 401(k) Plan	—	—	8	—	98	—	—	98
Vesting of common stock from early exercises	—	—	34	—	237	—	—	237
Stock-based compensation expense	—	—	—	—	2,605	—	—	2,605
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	222	—	222
Net exercise of preferred stock warrant to Series A preferred stock	16	198	—	—	—	—	—	—
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	(6,156)	(6,156)
Net loss	—	—	—	—	—	—	(8,268)	(8,268)
Balance at March 31, 2019	47,283	$295,072	6,855	$7	$42,477	$(45)	$(161,617)	$(119,178)
Conversion of Series A, B, C, D, E convertible preferred stock to common stock concurrent with initial public offering	(47,283)	(295,072)	47,283	47	295,025	—	—	295,072
Issuance of common stock upon initial public offering, net of issuance cost	—	—	7,521	8	107,748	—	—	107,756
Issuance of common stock upon private placement	—	—	4,122	4	65,943	—	—	65,947
Issuance of common stock upon exercise of stock options	—	—	86	—	258	—	—	258
Vesting of common stock from early exercises	—	—	32	—	245	—	—	245
Stock-based compensation expense	—	—	—	—	3,552	—	—	3,552
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	—	(7,669)	(7,669)
Balance at June 30, 2019	—	—	65,899	$66	$515,248	$102	$(169,286)	$346,130

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

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(44,731)	$(15,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,381	3,896
Amortization of discount on marketable securities	(190)	(803)
Stock-based compensation expense	7,418	6,157
Other non-cash expenses	239	217
Changes in operating assets and liabilities:
Related party receivable from collaboration	2,127	2,788
Prepaid expenses and other assets	(3,119)	(1,864)
Accounts payable	(6,874)	(2,511)
Accrued expenses and other liabilities	7,634	1,167
Deferred rent	(1,378)	(1,305)
Deferred revenue	(2,798)	(11,682)
Net cash used in operating activities	(38,291)	(19,877)
Cash flows from investing activities
Purchase of marketable securities	(29,399)	(75,224)
Proceeds from sales and maturities of marketable securities	65,836	128,990
Purchase of property and equipment	(1,445)	(2,275)
Net cash provided by investing activities	34,992	51,491
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	110,078
Proceeds from issuance of common stock upon completion of private placement	—	65,947
Proceeds from issuance of common stock upon exercise of stock options	5,957	510
Proceeds from issuance of common stock in connection with employee stock purchase plan	1,285	—
Payments of deferred financing costs	(224)	—
Net cash provided by financing activities	7,018	176,535
Net increase in cash and cash equivalents	3,719	208,149
Cash, cash equivalents and restricted cash at beginning of period	247,472	59,172
Cash, cash equivalents and restricted cash at end of period	$251,191	$267,321

Non-cash investing and financing activities:
Net exercise of convertible preferred stock warrant to Series A preferred stock	$—	$198
Vesting of common stock from early exercises	285	482
Cost of property and equipment purchases accrued but not yet paid	87	128
Deferred offering costs accrued but not yet paid	235	30

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDSENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary (collectively, referred to as the “Company”) is a biopharmaceutical company focused on discovering and developing novel therapeutics based on scientific understanding of key biological pathways underlying liver, retinal and metabolic diseases and cancer. The five most advanced proprietary product candidates in the Company’s portfolio are aldafermin (NGM282), NGM313, NGM621, NGM120 and NGM395.

The Company was incorporated in Delaware in December 2007 and commenced operations in 2008. Its headquarters are located at 333 Oyster Point Blvd., South San Francisco, California 94080.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and Regulation S-X for interim consolidated financial information. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the United States Securities and Exchange Commission (“SEC”) on March 17, 2020 (the “Annual Report”). These unaudited condensed consolidated financial statements reflect all adjustments that management believes are necessary for a fair presentation of the periods presented. All such adjustments are of a normal recurring nature and are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

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

Need for Additional Capital

Since inception, the Company has incurred net losses and negative cash flow from operations. During the three and six months ended June 30, 2020, the Company incurred net losses of $25.6 million and $44.7 million, respectively, compared to $7.7 million and $15.9 million, respectively, for the three and six months ended June 30, 2019. As of June 30, 2020, the Company had an accumulated deficit of $240.9 million and does not expect to experience positive cash flows from operations in the near future. The Company had $312.1 million of cash, cash equivalents and marketable securities as of June 30, 2020, and therefore the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are available for issuance. The Company plans to continue to fund its operations and pursue its strategy through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these.

Deferred Offering Costs

In June 2020, the Company filed a registration statement on Form S-3 and entered into an Open Market Sale AgreementSM (“Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as the sales agent and/or principal. Offering costs incurred in connection with the Company’s registration statement on Form S-3 and execution of the Sales Agreement with Jefferies primarily consist of legal, printing and accounting fees. Offering costs are capitalized as incurred and will be offset against proceeds received from future offerings or issuances under the registration statement on Form S-3 on a pro‑rata basis. No shares of common stock have been sold pursuant to the Sales Agreement as of June 30, 2020. As of June 30, 2020 and December 31, 2019, there were $0.5 million and zero, respectively, of deferred offering costs included within other non-current assets on the condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables from collaborations, the related party receivables from collaboration and other current assets and liabilities approximate their respective fair values because of the short-term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with a bank it believes is highly creditworthy and with highly rated money market funds. As of June 30, 2020 and December 31, 2019, cash and cash equivalents consisted of bank deposits and investments in money market funds.

Marketable Securities

The appropriate classification of the Company’s marketable securities is determined at the time of purchase and such designations are re-evaluated at each balance sheet date. All of the Company’s securities are considered available-for-sale, carried at estimated fair values and reported in cash equivalents, short-term marketable securities or long-term marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from net loss and reported in accumulated other comprehensive loss as a separate component of stockholders’ equity. Other income (expense), net, includes interest, amortization of purchase premiums and accretion of purchase discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method.

The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of June 30, 2020, the Company did not record any impairment related to other-than-temporary declines in the fair value of securities.

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

Related party receivables from collaborations (Note 5) are typically unsecured. Accordingly, the Company may be exposed to credit risk generally associated with its Research Collaboration, Product Development and License Agreement with Merck (“Collaboration Agreement”). To date, the Company has not experienced any losses related to these receivables.

Merck accounted for 100% of the Company’s revenue for the three and six months ended June 30, 2020 and 2019.

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

Leases

The Company’s lease agreements for its laboratory and office facilities are classified as operating leases. Rent expense is recognized on a straight-line basis over the term of the applicable lease. Incentives granted under the Company’s facilities leases, including allowances to fund leasehold improvements and rent holidays, are capitalized and are recognized as reductions to rental expense on a straight-line basis over the term of the applicable lease.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of June 30, 2020 and December 31, 2019, no revision to the remaining useful lives or write-down of long-lived assets was required.

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

The Company assesses whether the promises in its arrangements, including any options provided to the partner, are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to a compound is distinct from research and development services or participation in research or steering committees, as well as whether options create material rights in the contract.

The transaction price in each arrangement is generally comprised of a non-refundable upfront fee and unconstrained variable consideration related to the performance of research and development services. The Company typically submits a budget for the research and development services to the partner in advance of performing the services. The transaction price is allocated to the identified performance obligations based on the standalone selling price (“SSP”) of each distinct performance obligation. Judgment is required to determine the SSP. In instances where the SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs. The Company utilizes judgment to assess the nature of its performance obligations to determine whether they are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress toward completion. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company’s collaboration agreements may include contingent payments related to specified development and regulatory milestones or contingent payments for royalties based on sales of a commercialized product. Milestones can be achieved for such activities in connection with progress in clinical trials, regulatory filings in various geographical markets and marketing approvals from regulatory authorities. Sales-based royalties are generally related to the volume of annual sales of a commercialized product. At the inception of each agreement that includes such payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or its partner’s control, such as those related to regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation based on a relative SSP basis. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of each such milestone and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Pursuant to the guidance in ASC 606, sales-based royalties are not included in the transaction price. Instead, royalties are recognized at the later of when the performance obligation is satisfied or partially satisfied, or when the sale that gives rise to the royalty occurs.

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

Stock-Based Compensation

The Company’s stock-based compensation programs include stock options and shares issued under the Company’s 2019 Employee Stock Purchase Plan (“ESPP”). Stock-based compensation to employees is valued on the grant date of each award using the Black-Scholes option-pricing model, and its estimated fair value is recognized over the period during which the employee is required to provide services in exchange for the award, which is generally the vesting period of each award. Stock-based compensation expense for non-employee stock-based awards is also measured based on the fair value on grant date with its estimated fair value recorded over the period for which the non-employee is required to provide services in exchange for the award. As non-cash stock-based compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures materially differ from estimates.

Foreign Currency Transactions

The functional currency of NGM Biopharmaceuticals Australia Pty Ltd., the Company’s wholly-owned subsidiary, is the U.S. Dollar. Accordingly, all monetary assets and liabilities of the subsidiary are remeasured into U.S. Dollars at the current period-end exchange rates and non-monetary assets are remeasured using historical exchange rates. Income and expense elements are remeasured to U.S. Dollars using the average exchange rates in effect during the period. Remeasurement gains and losses are recorded as other income (expense), net on the consolidated statements of operations.

The Company is subject to foreign currency risk with respect to its clinical and manufacturing contracts denominated in currencies other than the U.S. Dollar, primarily British Pounds, Swiss Francs, Australian Dollars and the Euro. Payments on contracts denominated in foreign currencies are made at the spot rate on the day of payment. Changes in the exchange rate between billing dates and payment dates are recorded within other income (expense), net, on the condensed consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2020, the difference between comprehensive loss and net loss consisted of changes in net unrealized gain on available-for-sale marketable securities of $0.2 million and $0.1 million, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share is computed giving effect to all potentially dilutive shares, including common stock issuable upon exercise of stock options, shares committed under the ESPP and unvested restricted common stock and stock units. As the Company incurred net losses for the three and six months ended June 30, 2020 and 2019, all potential common shares were determined to be anti-dilutive and have been excluded in the diluted net loss per share calculations.

The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(25,616)	$(7,669)	$(44,731)	$(15,937)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	68,305,056	61,044,450 (1)	67,850,640	34,078,099
Net loss per share—basic and diluted	$(0.38)	$(0.13)	$(0.66)	$(0.47)
(1)

In April 2019, the Company completed its IPO and concurrent private placement with Merck, in which the Company issued an aggregate of 7,521,394 and 4,121,683 shares of common stock, respectively, and all of the then outstanding shares of convertible preferred stock were automatically converted into shares of common stock upon the closing of the IPO.

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows:

	Six Months Ended
	June 30,
	2020	2019
Options to purchase common stock	10,478,682	11,417,124
Shares committed under ESPP	467,614	406,200
Total	10,946,296	11,823,324

Segment and Geographical Information

The Company operates in one business segment. Substantially all of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. For the three and six months ended June 30, 2020 and 2019, the Company’s revenues were entirely within the United States based upon the location of its partner.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, as part of the FASB’s disclosure framework project. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurements by removing the requirement to disclose amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. ASU 2018-13 also modifies existing disclosure requirements by clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date, and adds required disclosures for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 effective January 1, 2020, noting no material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases lease transparency and comparability among organizations. Under the new standard, lessees will be required to recognize right-of-use (“ROU”) assets and lease liabilities arising from lease arrangements on the consolidated balance sheets, with the exception of leases with a term of 12 months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize the ROU assets and lease liabilities. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period condensed consolidated financial statements and allows the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for certain ASUs including ASU 2016-02. In June 2020, due to the evolving impacts of the COVID-19 pandemic, the FASB issued ASU 2020-05, which further defers the effective date of ASU 2016-02. The new guidance is now effective for the Company’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption continues to be permitted for all entities.

The Company plans to adopt the new lease standard in accordance with the new guidance, in the fiscal year beginning after December 15, 2021, using the optional transition method, which allows the Company to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit at the date of adoption and apply the new disclosure requirements beginning in the period of adoption. The Company also plans to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carryforward the historical lease classification and make an accounting policy election whereby ROU assets and lease liabilities associated with lease arrangements with terms less than one year will not be recognized. We will continue to evaluate the effect that this guidance will have on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends guidance on reporting credit losses for financial assets held at amortized cost basis, including accounts receivable, investments classified as available for sale, such as our debt securities, and unbilled related party revenue. Estimated credit losses will be recorded as an allowance rather than a write-down. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for certain ASUs including ASU 2016-13. This standard is now effective for the Company’s fiscal year beginning after December 15, 2022. Early adoption is permitted for all entities. The Company is currently assessing the timing of adoption and the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (ASC 808): Clarifying the Interaction between ASC 808 and ASC 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement and presentation and disclosure requirements. ASU 2018-18 adds unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. ASU 2018-18 will be effective for the Company’s fiscal year beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently assessing the timing of adoption and the impact that the adoption of ASU 2018-18 will have on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. ASU 2019-12 will be effective for the Company for fiscal year beginning after December 15, 2021, and interim periods within fiscal year beginning after December 15, 2022, and is required to be adopted prospectively, with the exception of certain specific amendments. The Company is currently assessing the timing of adoption and the impact that the adoption of ASU 2019‑12 will have on its condensed consolidated financial statements.

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

To date, the Company has not recorded any impairment charges against the market value of its marketable securities. In determining whether a decline is other than temporary, the Company considers various factors including the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The Company estimates the fair values of investments in corporate agency bond securities, commercial paper and government agencies securities using Level 2 inputs by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

Cash and cash equivalents and marketable securities, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of June 30, 2020
Money market funds	$247,026	$—	$—	$247,026
Corporate and agency bonds	34,089	137	—	34,226
Commercial paper	28,552	—	—	28,552
Total	$309,667	$137	$—	$309,804
Classified as:
Cash and cash equivalents				$247,026
Short-term marketable securities (amortized cost of $62,641)				62,778
Total cash and cash equivalents and marketable securities				$309,804

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2019
Money market funds	$244,973	$—	$—	$244,973
Corporate and agency bonds	66,063	28	(14)	66,077
Commercial paper	24,840	—	—	24,840
U.S. government agencies securities	7,985	11	—	7,996
Total	$343,861	$39	$(14)	$343,886
Classified as:
Cash and cash equivalents				$244,973
Short-term marketable securities (amortized cost of $98,888)				98,913
Total cash and cash equivalents and marketable securities				$343,886

Cash and cash equivalents in the table above excludes cash on deposit with banks of $2.3 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Company’s marketable securities had remaining contractual maturities less than one year. As of June 30, 2020, there were no marketable securities in an unrealized loss position compared to four marketable securities in an unrealized loss position as of December 31, 2019. Marketable securities that had been in an unrealized loss position at December 31, 2019 had been in an unrealized loss position for less than 12 months. The Company does not intend to sell marketable securities that are in an unrealized loss position and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the estimated fair value of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements
As of June 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$247,026	$—	$—	$247,026
Corporate and agency bonds	—	34,226	—	34,226
Commercial paper	—	28,552	—	28,552
	$247,026	$62,778	$—	$309,804

	Fair Value Measurements
As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$244,973	$—	$—	$244,973
Corporate and agency bonds	—	66,077	—	66,077
Commercial paper	—	24,840	—	24,840
U.S. government agencies securities	—	7,996	—	7,996
	$244,973	$98,913	$—	$343,886

There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2020 and year ended December 31, 2019.

4. Balance Sheet Components

Cash, Cash Equivalent and Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is as follows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$249,317	$245,598
Restricted cash	1,874	1,874
Total cash, cash equivalents and restricted cash	$251,191	$247,472

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Computer equipment	$1,201	$1,201
Laboratory equipment and office furniture	22,889	21,652
Leasehold improvements	25,880	25,880
Construction in process	488	498
Total property and equipment, gross	50,458	49,231
Less: accumulated depreciation and amortization	(33,137)	(29,756)
Total property and equipment, net	$17,321	$19,475

Depreciation expense was approximately $1.7 million and $3.4 million for the three and six months ended June 30, 2020, respectively, compared to $1.9 million and $3.9 million for the three and six months ended June 30, 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued expenses	$2,813	$2,901
Clinical trials and research and development costs	12,305	11,051
Personnel-related costs	4,986	6,446
Manufacturing costs	6,688	2,593
Total accrued liabilities	$26,792	$22,991

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

The Collaboration Agreement became effective in March 2015 with an original non-cancellable five-year term running through March 16, 2020. The collaboration includes a broad, multiyear drug discovery and early development program financially supported by Merck. The Company determines the scientific direction and areas of therapeutic interest, with input from Merck through various governance committees, and the Company is primarily responsible for the conduct of all research, preclinical and early clinical development activities through human proof of concept. The Company makes the final determinations as to which compounds to advance into and through initial clinical trials, which to progress into human proof-of-concept studies and the design of any such studies, with input from Merck through various governance committees. The Company may terminate its participation in any of the governance committees by providing written notice to Merck of its intention to disband and no longer participate. Merck funded both the internal and external costs of the Company’s research and early development activities up to $75.0 million each year of the initial five-year term.

The Collaboration Agreement included an option to extend the research phase of the collaboration for two additional years through March 16, 2022 after the initial five-year term and a second option to further extend the research phase for two additional years through March 16, 2024. In March 2019, Merck exercised its option to extend the research phase of the collaboration for an additional two years through March 16, 2022. In connection with this extension, Merck agreed to continue to fund the Company’s research and development efforts during the extension at the same levels as during the initial term and, in lieu of a $20.0 million extension fee that would have otherwise been payable to the Company, Merck agreed to make additional payments totaling up to $20.0 million in support of the Company’s research and development program activities under the collaboration across 2021 and the first quarter of 2022. Under the terms of the Collaboration Agreement, Merck is required to pay a $20.0 million extension fee if it elects to exercise its second option to extend the research phase of the collaboration through March 16, 2024. During any extension, including the current extension and, if exercised, the potential second extension, the Company will provide distinct research and development services. Each extension is considered to be and accounted for as a separate arrangement, if and when the option is exercised by Merck.  Merck funded both the internal and external costs of the Company’s research and early development activities up to $75.0 million each year of the initial five-year term and will continue to do so during the current two-year extension.

When signed, the Collaboration Agreement included an exclusive worldwide license to our growth differentiation factor 15 (“GDF15”) receptor agonist program. In May 2019, Merck terminated its license to the GDF15 receptor agonist program.

Upon completion of a human proof-of-concept study for a particular compound, regardless of the results of such study, Merck has the one-time option, at a cost of $20.0 million, to obtain an exclusive, worldwide license, on specified terms, to that compound, as well as to other related compounds that are directed against the same target in the same manner. In 2018, Merck exercised its option on the NGM313 compound. If Merck exercises an option, Merck is responsible, at its own cost, for any further development and commercialization activities for compounds within that licensed program. Upon such exercise by Merck, the Company in turn has the right, at the start of the first Phase 3 clinical study for that compound, to elect to participate in a worldwide cost and profit share with Merck, as well as the option to co-detail the compound in the United States, or the Company can elect instead to receive milestone and royalty payments from Merck based on Merck’s further development and commercialization of the compound. If the Company elects to participate in the cost and profit share, subject to certain limitations, Merck will provide the Company with financial assistance in the form of interest-bearing advances of the Company’s share of the overall development costs, which Merck will recoup from the Company’s share of any profit ultimately resulting from sales of the compound and other compounds that reach commercialization. If the Company does not opt in to the cost and profit sharing option, the Company is eligible to receive an aggregate of $449.0 million in milestone payments, of which $77.7 million relates to the potential achievement of specific clinical development events and $371.3 million relates to the potential achievement of certain regulatory events with respect to the licensed compound on an indication-by-indication basis for up to three indications in the United States, European Union (“EU”) and Japan. The Company may also receive commercial milestone payments up to $125.0 million and royalty payments of varying percentages based on the achievement of certain levels of net sales. In addition, the Company is eligible to receive royalties at ascending low-double digit to mid-teen percentage rates, depending on the level of net sales Merck achieves worldwide for each licensed compound.

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

Under the Collaboration Agreement, the Company also granted Merck a worldwide, exclusive right to conduct research and development on small molecule compounds generated by Merck that have specified activity against any target that the Company is researching or developing during the research phase of the collaboration and about which the Company has generated unique biological insights. If Merck ultimately does not exercise its license option to the compound the Company has taken through a human proof-of-concept study that is directed to any such target, Merck’s research license for its own small molecule program will become non-exclusive, but it will retain an exclusive license to any small molecule compounds that it has, as of that time, identified and developed. Merck has sole responsibility for the research and development of any of these small molecule compounds, at its own cost. The Company is eligible to receive milestone and royalty payments on small molecule compounds that are developed by Merck under such license from the Company, in some cases at the same rates as those the Company is eligible to receive from Merck for a licensed program originating from the Company’s own research and development efforts, provided that, but for use of the Company’s proprietary information, Merck would not have discovered such small molecule compounds. However, the Company will not have the option to cost and profit share or the option to co-detail such small molecule compounds.

At the end of the research phase, Merck has the right to either require the Company to continue to conduct research and development activities with respect to certain of the then-existing programs for a “tail period” of up to three years by agreeing to pay all of the Company’s internal and external costs for the related work, or to take over such selected programs and conduct such research and development activities itself, at its own cost.

The Company evaluated the Collaboration Agreement with Merck under ASC 606. The Company identified the following promised goods or services at the inception of the Collaboration Arrangement: (i) license to GDF15 receptor agonist program; (ii) license to pursue research and development and commercialization of certain small molecule compounds; (iii) performance of research and development services for five years; (iv) two options to extend performance of the research and development services, each for two additional years; and (v) options to obtain licenses to additional compounds after proof-of-concept trials. The Company determined the GDF15 receptor agonist program license and small molecule program license are not distinct from the research and development services, resulting in these items being combined into a single performance obligation.

The Company considered whether the options created material rights in the contract and concluded that the fees attached to the exercise of such options approximated the SSP of the promised distinct services included in the options. Therefore, the options do not give rise to material rights, are not performance obligations in the Collaboration Agreement and will be accounted for as separate arrangements under ASC 606, if and when exercised by Merck. This also includes license options, such as the $20.0 million license fee that was triggered by the exercise of Merck’s license option on NGM313 in November 2018. The Company recognized the license fee as revenue in the period of exercise (i.e., the fourth quarter of 2018) as the Company has no further obligations related to such license. The Phase 3 clinical study for NGM313 has not begun, and the Company has not made an election as to whether it will participate in the cost and profit share or receive milestone and royalty payments.

The transaction price associated with the initial five-year term of the Collaboration Agreement consisted of the $94.0 million upfront fee and the potential funding amounts of up to $75.0 million per year for each of the first five years of the Collaboration Agreement. No milestones or other forms of consideration were included in the transaction price as those amounts are contingent upon Merck exercising an option for licenses on additional compounds and would, therefore, be pursuant to separate arrangements and were not part of the Collaboration Agreement estimated transaction price.

Additionally, if a separate arrangement is created by the exercise of an option, such amounts would then be contingent on events outside of either party’s control, such as products proving to be commercially viable and governmental agencies granting regulatory approval. Such contingencies and uncertainties result in the amounts being constrained and withheld from inclusion in the estimated transaction price of a separate arrangement. Consequently, the estimated transaction price related to the initial five-year term of the Collaboration Agreement is comprised of the up-front payment and the ongoing research and development reimbursements.

As there is only one performance obligation in the Collaboration Agreement, the transaction price was allocated entirely to that performance obligation. The Company uses a cost-based input method to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress given that other measures do not reflect how the Company transfers its performance obligation to Merck. In applying the cost-based input measure of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist of full-time equivalent hours plus allowable external (third-party) costs incurred. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. The Company re-evaluates the estimate of expected costs to satisfy the performance obligation each reporting period and makes adjustments for any significant changes. For example, in May 2019, Merck terminated its license to the GDF15 receptor agonist program. The research and development services within the Collaboration Agreement are not affected by the GDF15 receptor agonist program license termination and are expected to continue through the remainder of the research program term. Therefore, there were no changes to the transaction price as a result of this termination. At the end of the initial five-year term of the Collaboration Agreement, the remaining deferred revenue amount of $4.9 million as of December 31, 2019 was fully earned and recognized during the three months ended March 31, 2020. The Company has fully recognized revenue of approximately $388.1 million related to the single performance obligation associated with the initial five‑year term of the Collaboration Agreement.

Upon Merck exercising its option to extend the collaboration through March 16, 2022, the Company deemed that a separate arrangement containing a distinct two-year performance obligation to provide distinct research and development services was created on March 17, 2020 in accordance with ASC 606. The transaction price of $170.0 million for this two-year performance obligation consists of the potential funding amounts of up to $75.0 million initial funding caps per year and the additional funding amount of $20.0 million to be made across 2021 and the first quarter of 2022 if the Company exceeds those initial funding caps. The Company also uses a cost‑based input method to calculate the corresponding amount of revenue to recognize. In applying the cost-based input measure of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill this distinct two-year performance obligation. These costs consist of full-time equivalent hours plus allowable external (third-party) costs incurred. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation applied to the transaction price. The Company re-evaluates the estimate of expected costs to satisfy the performance obligation each reporting period and makes adjustments for any significant changes. In addition, the Company also considers any necessary adjustments in an effort to ensure that the transaction price is within the range of potential funding amounts as described above. As such, management applies considerable judgment in estimating expected costs as such costs are key inputs when applying the cost-based input method. As the Company’s estimated measure of progress is updated at each reporting period and revenue is recognized on a cumulative catch-up basis, a significant change in the estimate of expected costs for the remainder of the contract term could have a material impact on revenue recognized (including the possible reversal of previously recognized revenue) at each reporting period, as well as the related impact on deferred revenue or contract asset. As of June 30, 2020, the Company has recognized revenue of approximately $19.3 million associated with the performance obligation for the two-year extension period.

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

Summary of Related Party Revenue

The Company recognized revenue from the Collaboration Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Related party revenue	$19,755	$25,341	$44,119	$50,893

For the three and six months ended June 30, 2020, the Company recognized related party revenue under the Collaboration Agreement of $19.8 million and $44.1 million, respectively, of which zero and $4.9 million, respectively, were recognized from the upfront license fee that was previously included in the transaction price associated with the initial five-year term of the Collaboration Agreement which concluded in March 2020, with the remaining balances related to the reimbursable research and development activities, all of which were recognized using the cost-based input model.

For the three and six months ended June 30, 2019, the Company recognized related party revenue under the Collaboration Agreement of $25.3 million and $50.9 million, respectively, of which $5.7 million and $11.4 million, respectively, were recognized from the upfront license fee that was previously included in the transaction price associated with the initial five-year term of the Collaboration Agreement which concluded in March 2020, with the remaining balances related to the reimbursable research and development activities, all of which were recognized using the cost-based input model.

Contract Assets and Liabilities

Changes in related party contract liabilities were as follows (in thousands):

Amounts
Balance at December 31, 2019	$4,872
Revenue recognized through March 16, 2020	(4,872)
Increases as a result of research and development expenses to be earned under the Collaboration Agreement	2,074
Balance at June 30, 2020	$2,074

There were no contract assets for all the periods presented.

6. Commitments and Contingencies

Operating Lease and Lease Guarantee

In September 2009, the Company entered into an operating lease (as amended in June 2014, the “2014 Lease Amendment”) for a corporate office space and laboratory facility at 630 Gateway Blvd, in South San Francisco, California (“630 Gateway”) for approximately 50,000 square feet, which expires in November 2020. The 2014 Lease Amendment provided for tenant improvement allowances of $0.8 million. The 2014 Lease Amendment contains scheduled rent increases over the lease term and has an option for the Company to extend the lease for an additional three-year term.

In December 2015, the Company entered into an operating lease for its current corporate office space and laboratory facility at 333 Oyster Point Blvd, South San Francisco, California (“333 Oyster Point”) for approximately 122,000 square feet, which expires in December 2023. The lease provided a tenant improvement allowance of $15.2 million that the Company used in 2016 towards $22.3 million in total leasehold improvements that are amortized over the lease term of seven years.

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

In July 2016, the Company assigned its operating lease of 630 Gateway to Merck, a related party, due to the Company’s relocation to 333 Oyster Point. As part of the assignment of the lease, the Company is liable to the lessor if Merck defaults on its lease obligations. Therefore, in substance, the Company has guaranteed the lease payments for 630 Gateway, including lease-related expenses such as utilities, property tax, and common area maintenance, without any limitations. The Company assessed the need for a potential guarantee liability on the assigned lease, and concluded that the value of the guarantee was insignificant as of June 30, 2020 because of the short duration of the remaining lease term through November 2020, and Merck’s credit rating of AA/A1 and subsequent investment in tenant improvements to the facility. As of June 30, 2020 and 2019, the remaining lease payment obligations that are due for 630 Gateway were approximately $0.9 million and $2.9 million, respectively, which are to be paid directly from Merck to the lessor.

The Company recognizes rent expense on a straight-line basis over the lease period with the difference recorded as deferred rent. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense under these facility operating leases was approximately $0.5 million for each of the three months ended June 30, 2020 and 2019 and $1.1 million for each of the six months ended June 30, 2020 and 2019.

Future minimum payments under the unassigned lease obligations described above are as follows as of June 30, 2020 (in thousands):

Year Ending December 31,
2020	$2,534
2021	5,141
2022	5,294
2023	5,455
Total	$18,424

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for indemnification of the counterparty. The Company’s exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made.

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

The Company’s exposure under these agreements is unknown because it is subject to claims that may be made against it in the future but have not yet been made. The Company believes that the fair value of these indemnification obligations is minimal and, accordingly, it has not recognized any liabilities relating to these obligations for any period presented.

7. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized, which may be issued at the discretion of the Company’s board of directors. The board of directors may issue shares of preferred stock in one or more series and fix the number, rights, preferences, privileges and restrictions for such series. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. As of June 30, 2020, the Company did not have any shares of preferred stock issued or outstanding.

Common Stock

As of June 30, 2020 and December 31, 2019, the Company had 68,739,866 and 66,960,279 shares of common stock outstanding, respectively, which includes shares subject to repurchase of 37,467 and 74,454, respectively, as a result of early exercise of stock options not yet vested. As of June 30, 2020 and December 31, 2019, the Company reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2020	2019
Common stock options outstanding	10,478,682	10,824,780
Common stock options available for grant	6,677,267	5,316,066
401(k) Matching Plan	21,930	28,274
ESPP shares available for purchase	788,120	897,255
Total	17,965,999	17,066,375

Stock Option Plan

In 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) for eligible employees, officers, directors, advisors and consultants, which provides for the grant of incentive and non-statutory stock options, restricted stock awards and stock appreciation rights. The terms of the stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2018 Plan. Options granted by the Company generally vest over four years and are exercisable from the grant date until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of the Company. The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) expired at the beginning of 2018.

Stock Option Activity

A summary of the activity under the 2008 Plan and the 2018 Plan is as follows:

		Outstanding Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Balances at December 31, 2019	5,316,066	10,824,780	$7.52	6.29	$118,770
Additional shares reserved	2,678,411
Options granted	(1,869,701)	1,869,701	17.08
Options exercised	—	(1,663,308)	3.58
Options cancelled	552,491	(552,491)	12.19
Balances at June 30, 2020	6,677,267	10,478,682	$9.60	6.59	$106,375
Vested and expected to vest at June 30, 2020		10,360,681	$9.55	6.56	$105,769
Outstanding and exercisable at June 30, 2020		10,478,682	$9.60	6.59	$106,375

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $10.05 and $7.82 per share, respectively. The intrinsic value of stock options exercised was $24.6 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively. Due to the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the three and six months ended June 30, 2020 and 2019.

Employee Stock-Based Compensation Expense

Employee and director stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The following table summarizes stock-based compensation expense related to stock-based payment awards previously granted to employees and directors and the Company’s ESPP for the three and six months ended June 30, 2020 and 2019, which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$2,049	$2,053	$3,922	$3,463
General and administrative	1,639	1,460	3,433	2,624
Total stock-based compensation expense	$3,688	$3,513	$7,355	$6,087

Non-employee Stock-Based Compensation Expense and Grants

The Company grants stock options to non-employees in exchange for services performed for the Company. The Company granted 67,500 stock options to non-employees during the six months ended June 30, 2020 and granted 22,500 stock options to non-employees during the six months ended June 30, 2019. Stock‑based compensation expense related to stock-based payment awards to non-employees for the three and six months ended June 30, 2020 was $35,000 and $63,000, respectively, compared to $39,000 and $70,000 for the three and six months ended June 30, 2019, respectively.

Employee Stock Purchase Plan

Under the ESPP, eligible employees are granted the right to purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. As of June 30, 2020, 211,880 shares of common stock had been purchased under the ESPP.

8. Income Taxes

Since inception, the Company has incurred net losses and expects to record a net loss for the year ending December 31, 2020. Additionally, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company has not recorded a tax provision for income taxes for the three and six months ended June 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. Under U.S. GAAP, the Company is required to recognize the tax effects of new legislation in the reporting period in which the legislation was enacted. The CARES Act included changes to current U.S. tax provisions that benefit business entities and modified certain tax provisions of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). The tax relief measures included a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief and a technical correction to allow accelerated deductions for qualified improvement properties. The CARES Act also provided other non-tax benefits to assist business entities impacted by the ongoing COVID-19 pandemic. The Company has evaluated the CARES Act and concluded that it did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the three and six months ended June 30, 2020.

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel therapeutics based on scientific understanding of key biological pathways underlying liver, retinal and metabolic diseases and cancer. These diseases represent leading causes of morbidity and mortality and a significant burden for healthcare systems. Since the commencement of our operations in 2008, we have generated a robust portfolio of product candidates. Our most advanced product candidate, aldafermin, previously known as NGM282, is wholly‑owned and entered Phase 2b development for the treatment of non-alcoholic steatohepatitis (“NASH”) in 2019. In July, our NGM621 product candidate entered Phase 2 development for the treatment of geographic atrophy (“GA”), an advanced form of age-related macular degeneration (“AMD”). Three of our other product candidates are in Phase 1 clinical trials and our other undisclosed programs are in preclinical studies; some of these are subject to our Merck collaboration as described below.

In February 2015, we entered into a five-year Collaboration Agreement with Merck that allows us, through the current two-year extension, to develop multiple product candidates in parallel without bearing substantially greater costs or incurring significantly greater risk compared to developing product candidates such as aldafermin and NGM395 on our own. Since inception through June 30, 2020, Merck had paid us $457.9 million, of which $20.0 million was to license NGM313 and related compounds and $437.9 million was an upfront payment and reimbursement of research and development expenses. In March 2019, Merck exercised its option to extend the research phase of the collaboration through March 16, 2022 and has the right to extend it again through March 16, 2024. As part of the extension through March 16, 2022, Merck agreed to continue to fund our research and development efforts at the same levels during the current two-year extension and, in lieu of a $20.0 million extension fee payable to us, Merck agreed to make additional payments totaling up to $20.0 million in support of our research and development activities across 2021 and the first quarter of 2022.

In April 2019, we completed the IPO of our common stock, in which we issued an aggregate of 7,521,394 shares of common stock, including 854,727 shares of common stock issued pursuant to the over-allotment option granted to the underwriters, at a price of $16.00 per share, before underwriting discounts and commissions. We received approximately $107.8 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses of $4.1 million. The offering expenses were offset against the net proceeds received from the sale of common stock. At the closing of the IPO, all shares of outstanding convertible preferred stock were automatically converted to 47,283,839 shares of common stock. Concurrent with the completion of the IPO, we also issued 4,121,683 shares of common stock to Merck in a private placement at a price of $16.00 per share for proceeds of $65.9 million, which resulted in Merck owning approximately 19.9% of our outstanding shares of common stock immediately following the IPO.

We have incurred net losses in each year since our inception. Our consolidated net losses were $25.6 million and $44.7 million for the three and six months ended June 30, 2020, respectively, compared to net losses of $7.7 million and $15.9 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $240.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our revenue recognition, our clinical trials and our expenses on other research and development activities.

Since inception, we have funded our operations primarily through the private placement of convertible preferred stock totaling $295.1 million, net proceeds from our IPO of $107.8 million, proceeds from a private placement of shares of common stock to Merck of $65.9 million, research and development service fees provided by collaboration partners, primarily Merck, of $363.9 million, upfront license fees paid by collaboration partners, primarily Merck, of $123.0 million and the license fee from Merck for NGM313 and related compounds of $20.0 million. We do not have any products approved for sale and do not anticipate generating revenue from product sales for the foreseeable future, if ever.

We plan to continue to fund our operations and pursue our strategy needs through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. In June 2020, we entered into a Sales Agreement with Jefferies pursuant to which we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent and/or principal. No shares of common stock have been sold pursuant to the Sales Agreement as of June 30, 2020. Refer to the "Liquidity and Capital Resources” section for more details. The sale of convertible debt or additional equity, including pursuant to the Sales Agreement, could result in additional dilution to our stockholders. Incurring indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot ensure that financing will be available in the amounts we need or on terms acceptable to us, if at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, the evolving effects of the COVID‑19 pandemic. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. To the extent we obtain additional funding through collaborations, these arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we utilize third-party CROs to carry out certain clinical development activities.

COVID-19 Business Update

We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and have taken and continue to take proactive efforts designed to protect the health and safety of our patients, study investigators, clinical research staff and employees, and to maintain business continuity. We will continue to closely monitor conditions and guidance from governmental authorities and adjust our activities as appropriate.

Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for a majority of our employees, effective March 16, 2020, while maintaining essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite safety procedures. Effective June 15, 2020, following updated guidance issued by federal, state and local authorities, we re-opened our laboratory facilities for research activities that cannot be conducted remotely with heightened safety measures designed to minimize occupational exposure and reduce transmission of COVID-19 within our workplace. Although we have re-opened our laboratory facilities under these heightened safety measures, we may be forced to, or determine that we should, resume a more restrictive remote work model. The effects of current and future governmental shelter-in-place orders and our remote work policies may materially and adversely impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could materially and adversely impact our business, financial condition, results of operations and growth prospects.

In the conduct of our business activities, we have taken and continue to take actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients enrolled in our clinical trials, we continue to work closely with clinical trial investigators and site staff to continue treatment in substantial compliance with trial protocols in a manner designed to uphold trial integrity, while allowing some flexibility in the manner and timing of patient visits and working to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. We have been evaluating and, when necessary, are continuing to evaluate clinical trial site initiations and patient enrollment on a case‑by‑case and patient-by-patient basis in coordination with clinical trial investigators and site staff. Some clinical trial sites, both within and outside of the United States, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. These internal and external efforts have allowed us to continue progress across our clinical development programs and, while we have experienced, from time to time, a slower pace of clinical trial site initiation and clinical trial enrollment than originally anticipated in certain of our clinical trials, including our Phase 2b clinical trials of aldafermin for the treatment of NASH patients with fibrosis stage F2 or F3 (“ALPINE 2/3”) and stage F4 (“ALPINE 4”), the impact of the COVID-19 pandemic to date has not resulted in a significant impact to our clinical development timelines and we currently remain on track with previously provided timelines.

While the COVID-19 pandemic has not yet resulted in a significant delay to our clinical development timelines, as the pandemic continues, there may be continuing negative impacts on our ability to initiate new clinical trial sites, maintain enrollment of existing patients and enroll new patients which may impact timelines in the future. Our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also continue to prohibit or discourage patients from enrolling in, or continuing to participate in, our clinical trials. Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID‑19 and, if their health is impacted by COVID-19, it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials, many of whom are particularly vulnerable to COVID‑19, may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to an unwillingness to travel to sites for required screening and clinical trial visits and procedures. Enrolled patients may be unable to comply with clinical trial protocols if quarantines, shelter-in-place and similar restrictions continue to impede patient movement or interrupt healthcare services. As such, we have developed and implemented additional clinical study policies and procedures designed to help protect patients from COVID-19 exposure as a result of their trial participation, which include the use of telemedicine visits, remote monitoring of patients and clinical trial sites and other measures, as appropriate, designed to ensure that data from clinical trials that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with current Good Clinical Practices (“cGCPs”), with any material protocol deviation reviewed and approved by the clinical trial site Institutional Review Boards (“IRB”). If any of the foregoing efforts to mitigate the impact of the COVID-19 pandemic are not successful, or if the effects of the COVID-19 pandemic become more severe, it could materially and adversely affect our clinical development timelines and our ability to obtain regulatory approvals of our product candidates, and could significantly increase our costs.

We could also see an impact on our ability to report clinical trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. Moreover, we rely on third-party CROs and other third parties to assist us with clinical development activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID‑19 pandemic. In addition, while we have not experienced, and do not anticipate at this time, any disruption to drug supply for our ongoing clinical trials, we could experience disruptions to our supply chain and operations resulting from the evolving effects of the COVID‑19 pandemic, and associated delays in the manufacturing and supply of drug product for our clinical trials, which could adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. In any event, if the evolving effects of the COVID-19 pandemic become more severe or more acutely impact geographies with particular relevance to our business, we could experience significant disruptions to our clinical development timelines, impacts on our ability to obtain regulatory approvals of our product candidates and increases in our costs, all or any of which would adversely affect our business, financial condition, results of operations and growth prospects.

In addition, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us. In addition, the current recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. We also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Collaboration Agreement or to exercise its remaining option to extend our research and early development program beyond March 16, 2022.

While we expect the COVID-19 pandemic to continue to affect our business operations, the extent of the impact on our clinical development and regulatory efforts, our ability to raise sufficient additional capital on acceptable terms, if at all, the decisions of Merck and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

We use the cost-based input method in accordance with ASC 606 to calculate the corresponding amount of revenue to recognize at each reporting period. In applying the cost-based input measure of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill our performance obligation. We apply considerable judgment when we re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. A significant change in the estimate of expected costs for the remainder of the two-year extension period could have a material impact on revenue recognized (including the possible reversal of previously recognized revenue) at each reporting period. Due to the nature of the Collaboration Agreement and our revenue recognition policy, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in future periods.

The following table summarizes our related party revenue for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Related party revenue	$19,755	$25,341	$44,119	$50,893

Research and Development Expenses

Research and development efforts relating to our product candidates include manufacturing drug substance and drug product, clinical trial supplies, conducting preclinical studies and clinical trials and providing support for these operations.

Our research and development expenses consist of both internal and external costs. Our internal costs include employee, consultant, facility and other research and development operating expenses. Our external costs include fees paid to CROs and other service providers in connection with our clinical trials and preclinical studies, third-party license fees and costs related to manufacturing drug substance, drug product and clinical trial materials.

Our clinical development efforts are spread across multiple programs, some of which are subject to the Merck collaboration and two of which, aldafermin and NGM395 (a product candidate within our GDF15 receptor agonist program), are wholly-owned and funded by us. Our lead product candidate, aldafermin, is being studied in two ongoing Phase 2b clinical trials for the treatment of NASH. Aldafermin is an engineered variant of the human hormone fibroblast growth factor 19 (“FGF19”). For the foreseeable future, we anticipate the majority of our financial resources outside of the Merck collaboration will be dedicated to the development of aldafermin. We are also devoting financial resources to the development of NGM395, a long-acting GDF15 analog. In the future, we may devote financial resources to other programs in the event Merck does not elect to license these programs upon completion of a proof-of-concept study or in the event Merck elects to terminate its license to a program.

In the first quarter of 2020, we completed the fourth and final 24-week expansion cohort of a Phase 2 trial of aldafermin, a double-blind, placebo-controlled study of once-daily 1 mg aldafermin for the treatment of patients with fibrosis stage F2 or F3 NASH. Our ongoing Phase 2b clinical trials include our ALPINE 2/3 clinical trial, a double-blind, placebo-controlled study testing 0.3 mg, 1 mg and 3 mg daily doses of aldafermin for 24 weeks for the treatment of NASH patients with fibrosis stage F2 or F3, and our ALPINE 4 clinical trial, a double-blind, placebo-controlled study testing 0.3 mg, 1 mg and 3 mg daily doses of aldafermin for 48 weeks for the treatment of fibrosis stage F4 NASH patients with compensated cirrhosis. The ALPINE 4 clinical trial was initiated in the first quarter of 2020. Significant portions of our research and development resources are focused, and will continue to be focused, on these clinical trials and other activities required to prepare aldafermin for potential regulatory approval for the treatment of NASH, including manufacturing of clinical trial materials and preparation for potential Phase 3 testing.

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

Our research and development efforts subject to the Merck collaboration are also extensive and costly. In addition to substantial research activities and efforts with preclinical candidates, we recently commenced a Phase 2 trial of NGM621 after completing a Phase 1 trial and we are conducting an ongoing Phase 1a/1b clinical trial for our NGM120 program. We also recently completed a Phase 1 clinical trial for NGM217. All of these activities are subject to reimbursement under our Merck collaboration during the current two-year extension up to the funding caps provided in the Collaboration Agreement. If our research and development expenses related to the Merck collaboration, including the clinical development of product candidates subject to the Merck collaboration through completion of proof-of-concept  studies, exceed the funding caps provided in our Collaboration Agreement, which we expect to happen in the fiscal year ending December 31, 2020 and potentially thereafter, we would be required to devote our own financial resources toward the development of programs and product candidates subject to the Merck collaboration.

NGM621 is a humanized IgG1 monoclonal antibody engineered to inhibit activity of complement C3 with the goal of reducing disease progression in patients with GA. We recently completed a Phase 1 study of NGM621 assessing the safety and tolerability of single- and multiple-dose intravitreal injections of NGM621 in patients with GA. This clinical trial demonstrated that NGM621 was well tolerated at all doses studied and supported the initiation of a Phase 2 clinical trial in July. The Phase 2 CATALINA clinical trial is a multicenter, randomized, double-masked, sham-controlled study designed to evaluate the safety and efficacy of NGM621 intravitreal injections compared to sham control and to serve as a proof-of-concept trial under the Collaboration Agreement. Merck has a one-time option to license NGM621 upon our completion of a proof-of-concept study in humans.

Our NGM120 product candidate is an antagonistic antibody binding glial cell-derived neurotrophic factor receptor alpha-like (“GFRAL”) that is designed to block the effects of elevated GDF15 levels on cancer anorexia/cachexia syndrome (“CACS”), and, possibly, tumors. In our completed Phase 1 clinical trial assessing safety, tolerability and pharmacokinetics, NGM120 was well tolerated at all doses studied and the pharmacokinetics supported once-monthly dosing. In the first quarter of 2020, we initiated a Phase 1a/1b study to assess the anti-CACS and anti‑cancer effect of NGM120 in patients with advanced solid tumors and to serve as a proof-of-concept trial under the Collaboration Agreement. Merck has a one-time option to license NGM120 upon our completion of a proof-of-concept study in humans.

NGM217 is an antibody binding an undisclosed target and is designed to restore pancreatic islet function and increase insulin production in patients with diabetes. Earlier this year, we completed our Phase 1 clinical trial of NGM217 assessing its safety, tolerability and pharmacokinetics in adults with autoimmune diabetes. This clinical trial demonstrated that NGM217 was well tolerated; however, we have decided to suspend activities related to NGM217 to concentrate our resources on the development of our other product candidates.

Our research and development expenses related to the development of aldafermin, NGM621, NGM120, NGM395 and NGM217 (prior to suspending activities related to NGM217 in the second quarter of the current year) consist primarily of:

•	fees paid to our CROs in connection with our clinical trials and other related clinical trial fees;
•

costs related to acquiring and manufacturing drug substance, drug product and clinical trial materials, including continued testing, such as process validation and stability, of drug substance and drug product;

•	costs related to toxicology testing and other research and preclinical studies;
•	salaries and related overhead expenses, which include stock-based compensation and benefits, for personnel in research and development functions;
•	fees paid to consultants for research and development activities;
•	research and development operating expenses, including facility costs and depreciation expenses; and
•	costs related to compliance with regulatory requirements.

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

In 2018, Merck exercised its option to license our NGM313 program. NGM313, now also known as MK-3655, is an agonistic antibody selectively modulating fibroblast growth factor receptor 1c-beta-klotho (“FGFR1c/KLB”). Upon exercising its license, Merck became responsible for all future development expenses for NGM313 unless we elect to exercise our worldwide cost and profit sharing option at the commencement of Phase 3 testing, at which point we would be responsible for a portion of the future development expense. NGM313 completed the single ascending dose and multiple ascending dose portions of Phase 1 testing in overweight or obese but otherwise healthy adults, as well as a Phase 1b study in obese insulin resistant subjects with nonalcoholic fatty liver disease. We expect Merck to initiate a Phase 2b study of NGM313 in NASH patients in the second half of 2020.

The following is a comparison of research and development expenses for our programs, including programs that are subject to our Collaboration Agreement with Merck, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
External research and development expenses:
Aldafermin (FGF19 analog)	$11,286	$5,934	$25,437	$12,714
NGM313 (FGFR1c/KLB agonist)	403	644	532	1,773
NGM621 (C3 inhibitor)	2,597	1,199	3,895	2,482
NGM120 (GFRAL antagonist)	1,529	1,894	2,894	2,183
NGM395 (GDF15 analog)	1,131	402	1,607	426
Other external research and development expenses	4,906	3,822	8,578	7,820
Total external research and development expenses	21,852	13,895	42,943	27,398
Personnel-related expenses	10,775	9,687	21,593	18,414
Internal and unallocated research and development expenses(1)	5,867	5,237	12,397	12,534
Total research and development expenses	$38,494	$28,819	$76,933	$58,346
(1)	Internal and unallocated research and development expenses consist primarily of research supplies and consulting fees, which we deploy across multiple research and development programs.

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

A change in the outcome of any of the risks and uncertainties associated with the development of a product candidate, including those risks and uncertainties associated with the evolving effects of the COVID-19 pandemic, could mean a significant change in the costs and timing associated with the development of that product candidate and its likelihood of potential approval. For example, if the U.S. Food and Drug Administration (“FDA”) or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in the initiation, enrollment or completion of any of our clinical trials, whether due to the evolving effects of the COVID-19 pandemic or otherwise, we could be required to expend significant additional financial resources and time on the completion of clinical development. For additional information about risks and uncertainties related to our research and development efforts, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation and benefits. Other significant costs include legal fees relating to patent and corporate matters, facility costs not otherwise included in research and development expenses and fees for accounting and other consulting services.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Related party revenue	$19,755	$25,341	$(5,586)	$44,119	$50,893	$(6,774)
Operating expenses:
Research and development	38,494	28,819	9,675	76,933	58,346	18,587
General and administrative	6,794	6,229	565	13,389	11,596	1,793
Total operating expenses	45,288	35,048	10,240	90,322	69,942	20,380
Loss from operations	(25,533)	(9,707)	15,826	(46,203)	(19,049)	27,154
Interest income	388	2,044	(1,656)	1,563	3,154	(1,591)
Other expense, net	(471)	(6)	(465)	(91)	(42)	(49)
Net loss	$(25,616)	$(7,669)	$17,947	$(44,731)	$(15,937)	$28,794

Related Party Revenue. Related party revenue was $19.8 million and $25.3 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $5.5 million in revenue was primarily attributable to a decrease of $4.7 million in connection with the initial upfront payment received from Merck due to the completion of all remaining obligations associated with such upfront payment at the conclusion of the initial five-year term of the Collaboration Agreement in the first quarter of 2020 and a decrease of $0.8 million due to the timing of revenue recognition as determined by using the cost-based input method of revenue recognition in accordance with ASC 606.

For the six months ended June 30, 2020 and 2019, related party revenue was $44.1 million and $50.9 million, respectively. The decrease of $6.8 million in revenue was primarily attributable to a decrease of $5.5 million in connection with the initial upfront payment received from Merck due to the completion of all remaining obligations associated with such upfront payment at the conclusion of the initial five-year term of the Collaboration Agreement in the first quarter of 2020 and a decrease of $1.3 million due to timing of revenue recognition as determined by using the cost-based input method of revenue recognition in accordance with ASC 606.

Research and Development Expenses. Research and development expenses were $38.5 million and $28.8 million for the three months ended June 30, 2020 and 2019, respectively. The increase in research and development expenses of $9.7 million was primarily attributable to an increase of $8.6 million in external expenses, mainly driven by our manufacturing activities, ongoing clinical trials for the aldafermin, NGM621 and NGM395 programs and ongoing research activities for our preclinical product candidates, an increase of $1.1 million in personnel-related expenses due to increased headcount and an increase of $0.6 million in unallocated research and development expenses related to early research testing. These increases were partially offset by a decrease of $0.6 million in external expenses resulting from the completion and timing of clinical trial activities for other development programs.

For the six months ended June 30, 2020 and 2019, research and development expenses were $76.9 million and $58.3 million, respectively. The increase in research and development expenses of $18.6 million was primarily attributable to an increase of $16.7 million in external expenses, mainly driven by our manufacturing activities, ongoing clinical trials related to our aldafermin, NGM621 and NGM395 programs, and an increase of $3.1 million in personnel-related expenses due to increased headcount. These increases were partially offset by a decrease of $1.2 million in external expenses resulting from the completion of clinical trial activities related to other development programs. We expect our research and development expenses will continue to increase in connection with our ongoing activities, particularly to the extent that product candidates whose costs are not borne by Merck, such as aldafermin and NGM395, advance in clinical development. In addition, we may be required to develop and implement additional clinical study policies and procedures to mitigate the evolving effects of the COVID-19 pandemic, which could significantly increase our research and development expenses.

General and Administrative Expenses. General and administrative expenses were $6.8 million and $6.2 million for the three months ended June 30, 2020 and 2019, respectively. The increase in general and administrative expenses of $0.6 million was primarily driven by an increase of $0.5 million in personnel-related expenses due to increased headcount and an increase of $0.4 million in legal expenses to support our operations as a public company. These increases were partially offset by a decrease of $0.3 million in consulting expenses.

For the six months ended June 30, 2020 and 2019, general and administrative expenses were $13.4 million and $11.6 million, respectively. The increase in general and administrative expenses of $1.8 million was primarily attributable to an increase of $1.6 million in personnel-related expenses due to increased headcount and an increase of $0.7 million in insurance and investor relations expenses in connection with being a public company. These increases were partially offset by a decrease of $0.2 million in consulting expenses and a decrease of $0.3 million in audit expenses.

Interest Income. Interest income was $0.4 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in interest income is primarily driven by the decrease in market interest rates.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities since our inception. To date, our operations have been funded primarily through the private placement of convertible preferred stock, net proceeds from our IPO and proceeds from the concurrent private placement to Merck, research and development service fees provided by collaboration partners, primarily Merck, upfront license fees paid by collaboration partners and the license fee from Merck for NGM313. As of June 30, 2020, we had cash and cash equivalents of $249.3 million, short-term marketable securities of $62.8 million, working capital (excluding deferred revenue) of $291.0 million and an accumulated deficit of $240.9 million.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our product candidates, maintain our expanded corporate infrastructure to support operations as a public company and conduct pre-commercialization activities. We will require substantial additional capital to achieve our development and commercialization goals for our wholly-owned programs, aldafermin and NGM395, for any future programs that Merck does not opt to license under the Collaboration Agreement and that we choose to develop, for any Merck-licensed programs that we opt to co-develop, and for any programs that Merck chooses to license under the Collaboration Agreement and later elects to terminate. Additionally, if our research and development expenses for product candidates subject to the Merck collaboration exceed the funding caps provided in our Collaboration Agreement, which we expect to happen in the fiscal year ending December 31, 2020 and potentially thereafter, we will be required to devote our own financial resources toward the development of such product candidates or pause or suspend development. In addition, if Merck elects not to extend our collaboration for a second additional two-year period, we would require significant additional capital in order to proceed with development and commercialization of any product candidates that had been subject to the Merck collaboration but Merck decides not to proceed with after termination, or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization or delay, scale back or discontinue development of such product candidates.

We plan to continue to fund our operations and pursue our strategy through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances and licensing arrangements or a combination of these. For example, in June 2020, we entered into the Sales Agreement with Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent and/or principal. Under the Sales Agreement, Jefferies may sell the shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined under the Securities Act of 1933, as amended, in block transactions or in privately-negotiated transactions with our consent. Jefferies will use commercially reasonable efforts to sell the shares of common stock subject to the Sales Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Sales Agreement. We are not obligated to make any sales of common stock under the Sales Agreement, and we have not yet sold any common stock pursuant to the Sales Agreement.

The sale of convertible debt or additional equity, including pursuant to the Sales Agreement, could result in additional dilution to our stockholders. Incurring indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot ensure that financing will be available in the amounts we need or on terms acceptable to us, if at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, the evolving effects of the COVID‑19 pandemic. In addition, extreme price and volume fluctuations in the stock market in general, and the Nasdaq Global Select Market, in particular, have resulted in volatile and sometimes decreased stock prices for many companies, including us. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance, and impact our ability to raise sufficient additional capital on acceptable terms, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. To the extent we obtain additional funding through collaborations, these arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

We believe that our existing cash and cash equivalents, including our short-term marketable securities, along with amounts available to us under the Collaboration Agreement and the Sales Agreement, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(38,291)	$(19,877)
Investing activities	34,992	51,491
Financing activities	7,018	176,535
Net increase in cash and cash equivalents	$3,719	$208,149

Cash Used in Operating Activities

During the six months ended June 30, 2020, cash used in operating activities was $38.3 million, which consisted of a net loss of $44.7 million, adjusted for non-cash charges of $10.8 million and cash used through changes in operating assets and liabilities of $4.4 million. The non-cash charges consisted primarily of stock-based compensation expense of $7.4 million and depreciation expense of $3.4 million. The change in operating assets and liabilities was mainly driven by an increase in prepaid expenses and other assets of $3.1 million and an increase in accrued expenses and other liabilities of $7.6 million. These increases were partially offset by a decrease in related party receivable from our Merck collaboration of $2.1 million, a decrease in accounts payable of $6.9 million, a decrease in deferred rent of $1.4 million and a decrease in deferred revenue of $2.7 million. The decrease in deferred revenue is primarily attributable to the completion of all remaining obligations associated with the initial upfront payment received from Merck and the timing of revenue recognition as determined by using the cost‑based input method of revenue recognition in accordance with ASC 606.

During the six months ended June 30, 2019, cash used in operating activities was $19.9 million, which consisted of a net loss of $15.9 million, adjusted for non-cash charges of $9.4 million and cash used through changes in operating assets and liabilities of $13.4 million. The non-cash charges consisted primarily of stock-based compensation expense of $6.2 million and depreciation expense of $3.9 million. The change in operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets of $1.9 million and an increase in accrued expenses and other liabilities of $1.2 million. These increases were offset by a decrease in related party receivable from our Merck collaboration of $2.8 million, a decrease in accounts payable of $2.5 million and decreases in deferred rent and deferred revenue of $1.3 million and $11.7 million, respectively. The decrease in deferred revenue is primarily attributable to changes in revenue from the adoption of ASC 606 and the timing of advance payments from Merck.

Cash Provided by Investing Activities

During the six months ended June 30, 2020, cash provided by investing activities was $35.0 million, which consisted of $65.8 million in proceeds from the maturities of marketable securities, partially offset by purchases of marketable securities of $29.4 million and purchases of property and equipment of $1.4 million.

During the six months ended June 30, 2019, cash provided by investing activities was $51.5 million, which consisted of $129.0 million in proceeds from the maturities of marketable securities, partially offset by purchases of marketable securities of $75.2 million and purchases of property and equipment of $2.3 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities was $7.0 million, which consisted of proceeds from the issuance of common stock upon the exercise of previously granted stock options of $6.0 million and proceeds from the issuance of common stock in connection with our ESPP of $1.2 million, partially offset by deferred offering costs of $0.2 million associated with the filing of our registration statement on Form S-3 and the execution of the Sales Agreement with Jefferies.

During the six months ended June 30, 2019, cash provided by financing activities was $176.5 million, which consisted of net proceeds from the issuance of common stock upon completion of our IPO of $110.1 million, the issuance of common stock upon the completion of the private placement with Merck of $65.9 million and the issuance of common stock upon the exercise of previously granted stock options of $0.5 million. The net proceeds from the completion of our IPO of $110.1 million is comprised of proceeds of $111.9 million, after deducting underwriting discounts and commissions, less offering expenses of $4.1 million, of which $2.3 million was paid in 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020.

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

Newly Issued Accounting Pronouncements

Except as described in Note 2 to the condensed consolidated financial statements under the headings “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted,” there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in our audited consolidated financial statements and notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020, that are of significance or potential significance to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2020, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company that was incorporated in 2007 and commenced operations in early 2008. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each year since commencing operations. For the three and six months ended June 30, 2020, our net losses were $25.6 million and $44.7 million, respectively, compared to net losses of $7.7 million and $15.9 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $240.9 million.

We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, our product candidates. We will require substantial additional capital to achieve our development and commercialization goals for our wholly-owned programs, aldafermin and NGM395, for any future programs that Merck does not opt to license under the Collaboration Agreement and that we choose to develop, for any Merck-licensed programs that we opt to co-develop, and for any programs that Merck chooses to license under the Collaboration Agreement and later elects to terminate. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical studies, clinical trial and related activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, including those resulting from the evolving effects of the COVID-19 pandemic. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue beyond those generated pursuant to the Merck collaboration. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

All of our revenue for recent periods has been received from a single collaboration partner.

Since 2017, all of our revenue has been from our collaboration partner, Merck. Under the collaboration, Merck reimburses us for research and development activities up to $50 million per year, plus additional amounts up to the agreed upon annual caps, if certain conditions are met. Merck has exercised its option to extend the research and early development program through March 16, 2022 and has the right to extend it again through March 16, 2024. If our research and development expenses for product candidates subject to the Merck collaboration exceed the funding caps provided in our Collaboration Agreement, which we expect to happen in the fiscal year ending December 31, 2020 and potentially thereafter, we will be required to devote our own financial resources toward the development of such product candidates or pause or suspend development. In addition, if Merck elects not to extend our collaboration for a second additional two-year period, we would require significant additional capital in order to proceed with development and commercialization of any product candidates that had been subject to the Merck collaboration but Merck decides not to proceed with after termination, or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization or delay, scale back or discontinue development of such product candidates. For example, we recently decided to suspend activities related to NGM217 to concentrate our resources on our other Merck collaboration product candidates.

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

Our product candidates are in the early stages of development. To date, we have not generated any revenue from commercialization of our product candidates. We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials, receives regulatory approval and is successfully commercialized. As our product candidates are in early stages of development, we do not expect to receive revenue from those product candidates for a number of years, if ever. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Other than our agreement with Merck, we currently have no such agreements that could provide us with material, ongoing future revenue and we may never enter into any such agreements. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our or our current collaborator’s and potential future collaborators’ ability to:

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

•	demonstrate the necessary safety data (and, if accelerated approval is obtained, verify the clinical benefit) post-approval to ensure continued regulatory approval;
•	obtain coverage and adequate product reimbursement from third-party payors, including government payors, for any approved products;
•	achieve market acceptance for any approved products;
•	establish, maintain, protect and enforce our intellectual property rights; and
•	attract, hire and retain qualified personnel.

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

Even if we generate revenue from the sale of any of our products that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or do not sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or cease our operations.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our current product candidates or develop new product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception and we will require additional capital to finance our operations and pursue our strategy, which may not be available to us on acceptable terms, or at all. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly to the extent that product candidates whose costs are not borne by our collaborator, such as our wholly-owned programs, aldafermin and NGM395, advance in clinical development. We believe that our existing cash and cash equivalents, including our short-term marketable securities, along with amounts available to us under our Collaboration Agreement and the Sales Agreement, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our future funding requirements, both short- and long-term, will depend on many factors, including:

•	the initiation, progress, timing, delays, costs and results of preclinical studies and clinical trials for our current product candidates and any future product candidates we may develop;
•	whether Merck exercises its option to license product candidates upon our completion of proof-of-concept studies for each such candidate in humans;
•

whether Merck terminates the research collaboration under pre-specified circumstances set forth in the Collaboration Agreement or terminates a program that is licensed (such as Merck’s termination of its license for NGM395 and NGM386);

•	whether Merck exercises its remaining option to extend the research phase of its collaboration with us, which would trigger an extension payment to us;
•

whether we exceed the funding caps provided in our Collaboration Agreement, which we expect to happen in the fiscal year ending December 31, 2020 and potentially thereafter, which would require us to devote our own financial resources toward the development of programs and product candidates subject to the Merck collaboration during the current two-year extension;

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

We plan to finance our future cash needs through the Sales Agreement or other public or private equity or debt offerings, government or other third-party funding, product collaborations, strategic alliances and licensing arrangements or a combination of these. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all, including pursuant to the Sales Agreement, and our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, the evolving effects of the COVID-19 pandemic. Our existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities or debt, including pursuant to the Sales Agreement. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

If we are unable to raise adequate additional capital, including pursuant to the Sales Agreement, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted, and we may need to:

•	significantly delay, scale back or discontinue research and discovery efforts and the development or commercialization of any product candidates, or cease operations altogether;
•

seek strategic alliances for research and development programs when we otherwise would not, or at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to intellectual property or any product candidates that we otherwise would seek to develop or commercialize ourselves.

Accordingly, if we are unable to raise adequate additional capital, we may be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects.

To the extent we obtain additional capital through product collaborations, these arrangements would generally require us to relinquish rights to some of our intellectual property, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

New tax laws or regulations, changes to existing tax laws or regulations or changes in their application to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Act sanctioned many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act may be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the 2017 Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges and could increase our future U.S. tax expense.

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

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if we experience an “ownership change,” generally defined as a greater than 50% change, by value, in equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. Due to our IPO and subsequent shifts in our stock ownership, we have experienced ownership changes in the past and may experience ownership changes in the future, some of which are outside our control. As a result, our use of federal net operating loss carryforwards could be limited. State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Risks Related to Our Business and Industry

Our product candidates must undergo rigorous clinical trials before seeking regulatory approvals, which could delay or prevent commercialization of our product candidates.

All of our product candidates will be subject to rigorous and extensive clinical trials before they can seek regulatory approval from the FDA and comparable foreign regulatory authorities. Clinical trials may be delayed, suspended or terminated at any time for reasons including:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	delays in obtaining, or the inability to obtain, required approvals from IRBs or other governing entities at clinical trial sites selected for participation in our clinical trials;

•

delays in enrolling participants into clinical trials, such as the slower pace of enrollment we have experienced, from time to time, in our ALPINE 2/3 and ALPINE 4 clinical trials, including as a result of the evolving effects of the COVID-19 pandemic;

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

Success in preclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of our product candidates. Similarly, preliminary data and interim results from clinical trials may not be predictive of final results. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. Some of our clinical trials involve small patient populations, sometimes at single sites, and the results of these clinical trials may be subject to substantial variability and may not be indicative of either future interim results or final results. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because we have limited experience designing clinical trials, we may be unable to design and execute a clinical trial to support regulatory approval.

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

Conducting clinical trials for any of our product candidates for approval in the United States requires filing an investigational new drug (“IND”) application and reaching agreement with the FDA on clinical protocols, finding appropriate clinical trial sites and clinical investigators, securing approvals for such studies from the IRB for each such site, manufacturing clinical quantities of product candidates and supplying drug product to clinical trial sites. Currently, we have regulatory approval to conduct clinical trials in the United States for aldafermin for the treatment of NASH and primary biliary cholangitis (“PBC”), for NGM621 for the treatment of GA secondary to AMD and for NGM120 for treatment of solid tumors and pancreatic cancer. We also have regulatory approval to conduct clinical trials in Australia for aldafermin for the treatment of NASH and for NGM395 for the treatment of metabolic syndrome. More recently, we obtained regulatory approval to conduct clinical trials in Spain, France, the United Kingdom and Belgium for aldafermin for the treatment of NASH.

We cannot guarantee that we will be able to successfully accomplish required regulatory activities or all of the other activities necessary to initiate and complete clinical trials. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products. For example, we have experienced, from time to time, a slower pace of clinical trial site initiation and enrollment than originally anticipated in certain of our clinical trials, including ALPINE 2/3 and ALPINE 4, as a result of the evolving effects of the COVID-19 pandemic, and if the evolving effects of the COVID‑19 pandemic become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects. In any event, we do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we continue to experience delays in clinical testing. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events that may result in a delay or failure to successfully complete clinical development include:

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

•

delays in patient enrollment, such as the slower pace of enrollment we have experienced, from time to time, in our ALPINE 2/3 and ALPINE 4 clinical trials, including as a result of the evolving effects of the COVID-19 pandemic;

•	delays in patients completing a trial or returning for post-treatment follow-up;

•	delays caused by patients dropping out of a trial, including due to side effects, disease progression or concerns about the COVID-19 pandemic;
•	demonstration of a significant adverse safety or tolerability signal limiting the utility of the product candidate;
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

If we or our partners are unable to enroll patients in clinical trials, we will be unable to complete these trials on a timely basis.

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	the size and nature of the patient population we enroll;
•	the number and location of clinical trial sites;
•	delays in enrollment due to travel or quarantine policies, behaviors or other factors related to COVID‑19;
•	competition with other companies for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the trial;
•	the design of the clinical trial;
•	inability to obtain and maintain patient consents;
•	risk that enrolled participants will drop out before completion; and
•

competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

In particular, there is significant competition for recruiting NASH patients in clinical trials. In the first quarter of 2020, we announced that enrollment in our ALPINE 2/3 clinical trial of aldafermin had been delayed beyond our initial projections. In addition, clinical trial enrollment generally may continue to be affected by the COVID-19 pandemic, including due to delays in additional clinical trial site initiation, suspension of enrollment at clinical trial sites or patient reluctance to participate in a clinical trial during quarantines or shelter-in-place orders or otherwise, particularly in medically vulnerable patient populations. We or our partners may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all.

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

If any of these events occur, we may be forced to abandon our development efforts for one or more programs, which could have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. For example, we suspended activities related to NGM386 and NGM217 to concentrate our resources on our other product candidates. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

•

the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, financial difficulties of our contract manufacturers, including as a result of the evolving effects of the COVID-19 pandemic, natural disasters, power failures, local political unrest and numerous other factors; and

•

any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our products. We may also have to record inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

We also have a single source of supply for most of our product candidates, including the drug substances used in manufacturing them. Single sourcing minimizes our leverage with our contract manufacturers, who may take advantage of our reliance on them to increase the pricing of their manufacturing services. Single sourcing also imposes a risk of interruption in supply in the event of manufacturing, quality or compliance difficulties. If one of our suppliers fails or refuses to supply us for any reason, it would take a significant amount of time and cost to implement and execute the necessary technology transfer to, and to qualify, a new supplier. The FDA or comparable foreign regulatory authority must approve manufacturers of drug substance and drug product. If there are any delays in qualifying new suppliers or facilities or a new supplier is unable to meet the requirements of the FDA or comparable foreign regulatory authority for approval, there could be a shortage of drug substance or drug product for use in clinical trials with respect to the affected product candidates.

For example, we have entered into a Development and Manufacturing Services Agreement with Lonza Sales AG (“Lonza”) for the production of Phase 3 and commercial supplies of the aldafermin drug substance. If Lonza or our drug product manufacturer are not able to provide us with sufficient quantities of aldafermin for our clinical trials on a timely basis, or at all, whether due to production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic or otherwise, our clinical trials or regulatory approval may be delayed. Refer to the risk factor entitled “Our business is currently adversely affected and could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, including by the evolving effects of the COVID‑19 pandemic. The COVID-19 pandemic continues to adversely impact our business and could materially and adversely affect our operations, as well as the businesses or operations of our manufacturers, CROs or other third parties with whom we conduct business.”

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

Protein and antibody therapeutics can sometimes induce host immune responses that can cause the production of anti-drug-antibodies (“ADA”). Our product candidates, including aldafermin, which is an engineered variant of the human FGF19 protein, are protein and antibody therapeutics. In some instances, certain ADA called neutralizing antibodies can neutralize the therapeutic effects of the treatment. ADA can also sometimes cross‑react with substances naturally occurring in a subject’s body (in the case of aldafermin, FGF19) which can cause unintended effects, including potential impacts on efficacy and, in rare cases, even adverse events. One subject in a Phase 2 clinical trial investigating aldafermin as an intervention for type 2 diabetes developed ADA against aldafermin; however, this patient did not demonstrate any biochemical or clinically relevant safety concerns while in the study, and we have not identified any safety concerns while monitoring the subject following the study. In the Phase 2 PBC extension clinical trial of aldafermin, 18 of the 36 subjects tested positive for aldafermin-specific ADA at one or more time points using a preliminary assay. Only six of these 36 subjects tested positive for neutralizing antibodies using an assay that was subsequently validated, of which two subjects developed antibodies that appeared to cross-react with their naturally occurring FGF19. These subjects have not demonstrated any biochemical or clinically relevant safety signals that were different from observations in subjects that did not generate ADA against aldafermin. We are developing an assay to measure the presence of ADA against aldafermin for our ongoing NASH program, which will need to be evaluated by regulatory agencies. The subjects who were found to develop ADA in both the type 2 diabetic and PBC populations may not be predictive of future test results in NASH patients due to differences in disease setting, study design, dose regimen and the use of a different ADA assay. If we are required to do substantial additional testing as a result of the detection of high amounts of ADA in subjects using aldafermin or any other product candidate, the costs of our clinical trials may increase.

Future results of our trials could reveal a high and unacceptable severity and prevalence of side effects or ADAs that have negative effects or other unexpected characteristics. In such an event, we may need to suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences could materially and adversely affect our business, financial condition and prospects.

Our most advanced clinical-stage product candidate, aldafermin, is a modified version of a human hormone that has been associated with liver cancer in rodent testing.

Aldafermin is an engineered variant of the human hormone FGF19 that has been associated with liver cancer in rodent testing. The IND that we filed in February 2014 for type 2 diabetes was placed on clinical hold by the FDA Division of Metabolism and Endocrinology Products pending receipt of additional information relating to the potential risk of proliferative effects of aldafermin in the livers of non-human primates and mice based on concerns relating to the observation that human FGF19 can induce hepatocellular proliferation in rodents. We withdrew this IND in January 2015, as we determined that we would not further study aldafermin in type 2 diabetes after we analyzed the results of the Phase 2 clinical trial of aldafermin in type 2 diabetes and made the determination to pursue NASH and other liver indications. To date, the FDA Division of Gastroenterology and Inborn Errors Products, which is responsible for the NASH indication, has not requested any additional information regarding the potential for aldafermin to induce hepatocellular proliferation. We have received feedback from the FDA Carcinogenicity Assessment Committee that our preclinical data through six-month chronic toxicology studies in mice and monkeys support a single species, two-year carcinogenicity assessment in rats. The human hormone and the rodent ortholog for FGF19 share a sequence identity of approximately 50%, which means that the results of these studies of aldafermin in rats are not necessarily predictive of the potential risk of carcinogenicity in humans. To our knowledge, neither FGF19 nor any variant thereof other than aldafermin has ever been tested in humans. We believe we have identified a modified version of FGF19 that does not exhibit the cancer-causing effects of native human FGF19 in rodents. We believe that aldafermin will have a superior therapeutic profile to FGF19 based on preclinical data showing reduced fasting blood glucose levels, fed insulin levels and bile acid suppression in animals. However, we may be incorrect in these beliefs, and we cannot be sure that regulators will view our product candidate as safe or that physicians will view our product candidates as superior to alternative treatments. Concerns about the association between FGF19 and liver cancer could have an adverse effect on our ability to develop and commercialize aldafermin.

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

We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development and potential commercialization. We may make incorrect determinations in allocating resources among these product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs, such as our decision to suspend activities related to NGM386 and NGM217 to concentrate our resources on our other product candidates, may also be incorrect and could cause us to miss valuable opportunities.

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

To fully realize the research and development support committed under our collaboration with Merck, we will need to maintain a significant number of qualified research and development personnel. There is intense competition for qualified personnel, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and future commercialization, if any, of our product candidates. In particular, the hiring environment in the San Francisco Bay Area, where we are headquartered, is extremely competitive. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

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

Since executing the Collaboration Agreement in 2015, we have significantly increased our headcount and advanced our pipeline and the complexity of our operations, which has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we seek to maintain our growth and seek to obtain and manage relationships with third parties. Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, remote work policies, reporting systems and operational, financial and management controls, particularly in light of effects of the evolving COVID-19 pandemic. We may not be able to expand or identify sufficiently-sized facilities to accommodate our growth, particularly given our location in South San Francisco, California and the current high demand for, and restricted supply of, research and development facilities in this market. We may not be able to implement administrative and operational improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may slow our growth or give rise to inefficiencies that would increase our losses.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical companies, including AbbVie, Allergan, AstraZeneca, Bayer, Boerhinger Ingelheim, Bristol-Myers Squibb, Eisai, Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Novo Nordisk, Pfizer, Roche, Sanofi and Takeda, as well as large and small biotechnology companies such as 89Bio, Akero, Albireo, Alentis, Amgen Inc. (“Amgen”), Apellis, Ascletis, Axcella, Bird Rock, Can-Fite, Cirius, Enanta, Galectin, Galmed, Gilead, Glympse, Immuron, Intercept, Inventiva, Iveric, Madrigal, MannKind, MediciNova, Metacrine, Mirum, Nalpropion, North Sea, Promethera, Salix, Scholar Rock, Seal Rock, Terns, Tiziana, Viking and Vivus, are pursuing the development or marketing of pharmaceuticals that target the same diseases that are targeted by our most advanced product candidates. It is probable that the number of companies seeking to develop products and therapies for the treatment of liver, retinal and metabolic diseases and cancer will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products or for other products that would compete with our product candidates. Many of our competitors have established distribution channels and commercial infrastructure to support the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

If aldafermin or NGM313 were approved for the treatment of NASH, future competition could also arise from products currently in development, including: cenicriviroc, an immunomodulator that blocks CCR2 and CCR5, from Allergan; firsocostat, an ACC inhibitor, and cilofexor, an FXR agonist, both from Gilead; OCA, an FXR agonist, from Intercept; resmetirom, a beta-thyroid hormone receptor agonist, from Madrigal; pegbelfermin, PEGylated FGF21, from Bristol-Myers Squibb; AKR-001, an Fc conjugated FGF21, from Akero; elobixibat, an IBAT-inhibitor, from Albireo; a Galectin-3 inhibitor from Galectin; a synthetic conjugate of cholic acid and arachidic acid from Galmed; an FXR agonist from Metacrine; EDP-305, an FXR agonist, from Enanta; FXR agonists from Novartis; a beta-thyroid hormone receptor agonist from Viking; semaglutide, a GLP-1 analog, from Novo Nordisk; and a mitochondrial pyruvate complex modulator from Cirius. The foregoing competitive risks apply to aldafermin, any variants of aldafermin, including the second-generation, half-life extended version of FGF19 we are currently developing, and NGM313.

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

Other legislative changes that have affected or may affect our industry include the Budget Control Act of 2011 which has triggered automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2027 unless Congress takes additional action. Recently, there has also been increasing executive, legislative and enforcement interest in the United States with respect to drug pricing practices. There have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In addition, the Trump administration has released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out‑of‑pocket costs of drug products paid by consumers, and announced a series of executive orders related to prescription drug pricing. We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Our former facility was subject to electrical blackouts as a result of a shortage of available electrical power. Future blackouts, which may be implemented by the local electricity provider in the face of high winds and dry conditions, could disrupt the operations of our current facility. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a complete recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The contract manufacturer that is the sole supplier of clinical drug substance for NGM313, NGM120, NGM621 and NGM395 is located in a region that has experienced recent political unrest.

Our business is currently adversely affected and could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, including by the evolving effects of the COVID‑19 pandemic. The COVID-19 pandemic continues to adversely impact our business and could materially and adversely affect our operations, as well as the businesses or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Disease outbreaks and epidemics in regions where we have concentrations of clinical trial sites or other business operations or pandemics such as the COVID-19 pandemic could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of third-party manufacturers and CROs upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the United States and international economy and financial markets. In this regard, the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted and manufacturing and clinical development activities have been curtailed or suspended.

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work environment for a vast majority of our employees, effective March 16, 2020, while maintaining essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite safety procedures. Effective June 15, 2020, following updated guidance issued by federal, state and local authorities, we re-opened our laboratory facilities for research activities that cannot be conducted remotely with heightened safety measures designed to minimize occupational exposure and reduce transmission of COVID-19 within our workplace. Although we have re-opened our laboratory facilities under these heightened safety measures, we may be forced to, or determine that we should, resume a more restrictive remote work model. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we have made and may make in the future with respect to our onsite operations. Further, the effects of current and future governmental shelter-in-place orders and our remote work policies may materially and adversely impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could materially and adversely impact our business, financial condition, results of operations and growth prospects.

As the pandemic continues, there may be continuing negative impacts on our ability to initiate new clinical trial sites, maintain enrollment of existing patients and enroll new patients, which may impact timelines in the future. Our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also continue to prohibit or discourage patients from enrolling in, or continuing to participate in, our clinical trials. Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID‑19 and if their health is impacted by COVID-19 it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials, many of whom are particularly vulnerable, may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to an unwillingness to travel to sites for required screening and clinical trial visits and procedures. In this regard, we have experienced, from to time, a slower pace of clinical site initiation and enrollment than anticipated in certain of our clinical trials, including ALPINE 2/3 and ALPINE 4, due to factors such as the vulnerability of our studied patient populations, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders, among other factors. Enrolled patients may be unable to comply with clinical trial protocols if quarantines, shelter-in-place and similar restrictions continue to impede patient movement or interrupt healthcare services. Accordingly, we have developed and implemented additional clinical study policies and procedures designed to help protect patients from COVID-19 exposure as a result of their trial participation, which include the use of telemedicine visits, remote monitoring of patients and clinical trial sites, and other measures designed to ensure that data from clinical trials that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with cGCPs, with any material protocol deviation reviewed and approved by the clinical trial site IRB. If any of the foregoing efforts to mitigate the impact of the COVID-19 pandemic are not successful, or if the effects of the COVID‑19 pandemic become more severe, it could materially and adversely affect our clinical development timelines and our ability to obtain regulatory approvals of our product candidates, and could significantly increase our costs.

We could also see an adverse impact on our ability to report clinical trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. Moreover, we rely on third-party CROs and other third parties to assist us with clinical development activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. In addition, quarantines, shelter-in-place and similar government orders could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in the production of our drug products are located in Europe. For example, any manufacturing supply interruption of aldafermin, which is currently manufactured by Lonza at facilities in Switzerland, or our other product candidates, which are currently manufactured at a facility in Lithuania, could adversely affect our ability to conduct ongoing and future clinical trials of aldafermin and our other product candidates. In any event, if the evolving effects of the COVID-19 pandemic become more severe or more acutely impact geographies with particular impact on our business, we could experience significant disruptions to our clinical development timelines, impacts on our ability to obtain regulatory approvals of our product candidates and increases in our costs, all or any of which would adversely affect our business, financial condition, results of operations and growth prospects.

In addition, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us. In addition, the current recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. We also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Collaboration Agreement or to exercise its remaining option to extend our research and early development program beyond March 16, 2022.

While we expect the COVID-19 pandemic to continue to affect our business operations, the extent of the impact on our clinical development and regulatory efforts, our ability to raise sufficient additional capital on acceptable terms, if at all, the decisions of Merck and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

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

As a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment, which imposes additional risks to our business, including increased risk associated with working outside our corporate network security protection boundaries, increased risk of industrial espionage, phishing and other cybersecurity attacks and the increased risk of unauthorized dissemination of sensitive personal information or proprietary confidential information, any of which could have a material adverse effect on our business. Despite our efforts to increase security and authentication measures, we have experienced an overall increase in cybersecurity incidents, none of which have caused disruption to our business or resulted in a material security breach. However, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing United States companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the United States Department of Commerce. However, the Court of Justice of the EU recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Although we rely primarily on individuals’ explicit consent to transfer their personal information from Europe to the United States and other countries, in certain cases we have relied or may rely on the Standard Contractual Clauses. Authorities in the United Kingdom and Switzerland, whose data protection laws are similar to those of the EU, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal information transfers from those countries to the United States. As such, if we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement another valid compliance solution, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the European Economic Area, United Kingdom or Switzerland may also restrict our clinical trial activities in Europe; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we or our collaborator may need to manufacture it in larger quantities. We intend to use third-party manufacturers for commercial quantities of aldafermin, NGM120, NGM621 and NGM395, to the extent we advance these product candidates, and will rely on Merck to determine whether to utilize a third-party manufacturer or internal manufacturing capacity for NGM313 and other licensed product candidates. Our or our collaborator’s manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we or our collaborator are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our or our collaborator’s failure or the failure of third-party manufacturers to comply with the FDA’s current Good Manufacturing Practices (“cGMP”) and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and the existence of uncertainty with respect to our ownership of intellectual property, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. Potential collaborators may also consider alternative product candidates or intellectual property for similar indications that may be available for collaboration and whether such an alternative collaboration could be more attractive than the one with us for our product candidate.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical studies and for commercial supply of any of these product candidates for which we or our collaborator obtains marketing approval. To date, we have obtained materials for aldafermin, NGM313, NGM120, NGM621 and NGM395 for preclinical and clinical studies from third-party manufacturers. Other than our supply agreement with Lonza for aldafermin drug substance, we do not have a long-term supply agreement with any third-party manufacturer.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. In this regard, remote work policies and quarantines, shelter-in-place and similar government orders related to the COVID-19 pandemic could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain and delay our clinical development efforts. In particular, some of our suppliers of certain materials used in the production of our drug products are located in Europe. For example, any manufacturing supply interruption of aldafermin, which is currently manufactured by Lonza at facilities in Switzerland, or our other product candidates, which are currently manufactured at a facility in Lithuania, could adversely affect our ability to conduct ongoing and future clinical trials of aldafermin and our other product candidates. We do not currently have arrangements in place for redundant supply for bulk drug substances or drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer, if possible. Although there may be potential alternative manufacturers who could manufacture our product candidates, we would incur additional costs and experience delays in identifying and qualifying any such replacement.

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

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement with the design or implementation of our clinical trials;
•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•	failure of results of clinical trials to meet the level of statistical significance required for approval;
•	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	disagreement with our interpretation of data from preclinical studies or clinical trials;
•	the insufficiency of data collected from clinical trials to support the submission and filing of a BLA or other submission or to obtain regulatory approval;
•	failure to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or
•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition, and the FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the BLA. Fast Track designation does not change the standards for product approval.

Although aldafermin has received Fast Track designation from the FDA for NASH and PBC, we may not necessarily experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. Many agents in development for NASH have, or are expected to, opt for an accelerated approval pathway and rely on surrogate endpoints for initial approval. If we seek accelerated approval for one of our product candidates, including aldafermin for NASH, based on a surrogate endpoint, the FDA may not accept such endpoint, may require additional studies or analysis or may not approve our product candidate on an accelerated basis, or at all. For example, in June 2020, Intercept announced that it had received a complete response letter regarding its New Drug Application for OCA for the treatment of NASH, in which the FDA indicated that it had determined that the predicted benefit of OCA based on a surrogate histopathologic endpoint was uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that Intercept submit additional post-interim analysis efficacy and safety data from its ongoing Phase 3 study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. Further, access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for aldafermin or any other product candidate that we are developing or may develop.

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

We do not currently own or have a license to any issued patents that cover our NGM621 product candidate, although it is disclosed and claimed in our pending U.S. non-provisional and/or Patent Cooperation Treaty (“PCT”) applications and/or national stage applications in particular foreign countries. The patent landscape surrounding NGM621 is crowded, and there can be no assurance that we will be able to secure patent protection that would adequately cover such product candidate, nor can there be any assurance that we would obtain sufficiently broad claims to be able to prevent others from selling competing products.

Any changes we make to our product candidates, including aldafermin, NGM313, NGM120, NGM621 and NGM395, to cause them to have what we view as more advantageous properties may not be covered by our existing patents and patent applications, and we may be required to file new patent applications and/or seek other forms of protection for any such altered product candidates. The patent landscape surrounding the technology underlying our product candidates is crowded, and there can be no assurance that we would be able to secure patent protection that would adequately cover an alternative to our aldafermin molecule, including half-life extending formulation enhancements or the half-life extended variants of FGF19 that we are developing, NGM313, NGM120, NGM621 and NGM395 or any of our other product candidates.

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

Several third parties are actively researching and seeking and obtaining patent protection in the liver, retinal and metabolic diseases and cancer fields, and there are issued third-party patents and published third-party patent applications in these fields. The patent landscape around our aldafermin, NGM313, NGM120, NGM621 and NGM395 product candidates is complex, and we are aware of several third-party patents and patent applications containing claims directed to compositions of matter, methods of use and related subject matter, some of which pertain, at least in part, to subject matter that might be relevant to our aldafermin, NGM313, NGM120, NGM621 and NGM395 product candidates. However, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates and technologies.

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

We are aware of several third-party patents and patent applications containing claims directed to compositions of matter, methods of use and related subject matter, some of which pertain, at least in part, to subject matter that might be relevant to our aldafermin, NGM313, NGM120, NGM621 and NGM395 product candidates. We are not aware of any facts that would lead us to conclude that the valid and enforceable claims of any third-party patents would reasonably be interpreted to encompass our product candidates, unless we are unsuccessful in our opposition of any of the granted European patents that are discussed below, or any appeals stemming therefrom. As to pending third-party applications, we cannot predict with any certainty the claims that will issue, if any, or the scope of such issued claims.

The Company filed an opposition in the European Patent Office (“EPO”) against a patent, granted to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”), claiming the use of MIC-1, also known as GDF15, for the treatment of obesity. The Opposition Division of the EPO upheld the patent as granted in the first instance proceedings. We appealed this decision to the Board of Appeals but subsequently withdrew from the opposition. The opposition proceedings were terminated with the patent being maintained. We may not be able to commercially launch NGM395 in Europe for the treatment of obesity without a license from St. Vincent’s or until after the patent’s expiration, which is currently scheduled for April 2025. There is no assurance that such a license, if necessary, can be obtained from St. Vincent’s on commercially reasonable terms, or at all.

The Company filed an opposition in the EPO against a patent, granted to Amgen, claiming the use of GDF15 polypeptides for the treatment of several metabolic disorders, including obesity. At the first instance proceedings, the Opposition Division of the EPO maintained the patent in view of amendments to the patent and statements by Amgen disclaiming the treatment of obesity. We appealed to the Board of Appeals at the EPO the Opposition Division’s decision to maintain the Amgen patent. Should the patent be upheld on appeal or should we decide not to pursue the appeal, we may not be able to commercially launch NGM395 in Europe for the treatment of any metabolic orders encompassed by the claims without a license from Amgen or until after the patent’s expiration, which is currently scheduled for April 2032. There is no assurance that such a license, if necessary, can be obtained from Amgen on commercially reasonable terms, or at all.

The Company filed an opposition in the EPO against a patent, granted to Genentech, Inc., claiming the use of an anti‑KLB agonistic antibody for the treatment of diabetes mellitus or insulin resistance. The opposition is now terminated and the patent has been revoked in its entirety.

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

The market price for our common stock has fluctuated significantly from time to time, for example, varying between a high of $23.95 on June 17, 2020 and a low of $8.81 on October 7, 2019. The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•	developments associated with our collaboration with Merck, including any non-renewal, termination or other change in our relationship with Merck;
•	the success of competitive products or technologies, including disclosure of interim data by our competitors;
•	regulatory actions with respect to our product candidates or our competitors’ product candidates or products;
•	results of clinical trials of our product candidates or those of our competitors;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors or collaborators of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	regulatory, legal or payor developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;

•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry and market conditions.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, including pursuant to the Sales Agreement. These sales, or the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Shares issued to Merck in the private placement that occurred concurrently with our IPO became available for sale in the public market beginning on March 17, 2020, subject to the condition of Rule 144 under the Securities Act.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38853	3.1	4/8/19
3.2	Amended and Restated Bylaws	S-1	333-227608	3.4	9/28/18
10.1+*	Offer Letter Agreement, by and between the Registrant and Siobhan Nolan Mangini, dated as of May 20, 2020
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
*	Indicates management contract or compensatory plan or arrangement.
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

NGM Biopharmaceuticals, Inc.

Date: August 12, 2020	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer
Date: August 12, 2020	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer