Form 10-Q
period 2020-09-30
NGM BIOPHARMACEUTICALS INC
filed 2020-11-12
CIK 1426332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the registrant had 69,019,269 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019 (Audited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 (Unaudited)	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION	40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 3.	Defaults Upon Senior Securities	92
Item 4.	Mine Safety Disclosures	92
Item 5.	Other Information	92
Item 6.	Exhibits	93
Signatures		94

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019*
Assets
Current assets:
Cash and cash equivalents	$253,976	$245,598
Short-term marketable securities	33,973	98,913
Related party receivable from collaboration	7,215	5,206
Prepaid expenses and other current assets	7,076	5,531
Total current assets	302,240	355,248
Property and equipment, net	15,773	19,475
Restricted cash	1,499	1,874
Other non-current assets	6,570	3,806
Total assets	$326,082	$380,403
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,613	$9,026
Accrued liabilities	28,579	22,991
Deferred rent, current	2,938	2,829
Deferred revenue, current	4,586	4,872
Total current liabilities	37,716	39,718
Deferred rent, non-current	7,179	9,392
Other non-current liabilities	4,315	—
Early exercise stock option liability	169	574
Total liabilities	49,379	49,684
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 68,934,767 and 66,960,279 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	69	67
Additional paid-in capital	547,259	526,771
Accumulated other comprehensive gain	15	25
Accumulated deficit	(270,640)	(196,144)
Total stockholders' equity	276,703	330,719
Total liabilities and stockholders' equity	$326,082	$380,403

See accompanying notes to unaudited condensed consolidated financial statements.

*The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Related party revenue	$23,482	$21,568	$67,601	$72,461
Operating expenses:
Research and development	46,979	28,953	123,912	87,299
General and administrative	6,460	5,612	19,849	17,208
Total operating expenses	53,439	34,565	143,761	104,507
Loss from operations	(29,957)	(12,997)	(76,160)	(32,046)
Interest income	260	1,984	1,823	5,138
Other income (expense), net	(68)	96	(159)	54
Net loss	$(29,765)	$(10,917)	$(74,496)	$(26,854)
Net loss per share, basic and diluted	$(0.43)	$(0.17)	$(1.09)	$(0.60)
Weighted average shares used to compute net loss per share, basic and diluted	68,815,696	65,948,207	68,174,654	44,828,596

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(29,765)	$(10,917)	$(74,496)	$(26,854)
Other comprehensive gain (loss), net of tax:
Net unrealized gain (loss) on available-for-sale marketable securities	(122)	(3)	(10)	366
Total comprehensive loss	$(29,887)	$(10,920)	$(74,506)	$(26,488)

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	66,886	$67	$526,771	$25	$(196,144)	$330,719
Issuance of common stock upon exercise of stock options	984	1	3,590	—	—	3,591
Vesting of common stock from early exercises	21	—	162	—	—	162
Stock-based compensation expense	—	—	3,695	—	—	3,695
Changes in unrealized loss on available-for-sale securities	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(19,115)	(19,115)
Balance at March 31, 2020	67,891	$68	$534,218	$(55)	$(215,259)	$318,972
Issuance of common stock upon exercise of stock options	680	1	2,365	—	—	2,366
Issuance of common stock in connection with employee stock purchase plan	109	—	1,285	—	—	1,285
Issuance of common stock under 401(k) Plan	6	—	119	—	—	119
Vesting of common stock from early exercises	16	—	123	—	—	123
Stock-based compensation expense	—	—	3,723	—	—	3,723
Changes in unrealized gain on available-for-sale securities	—	—	—	192	—	192
Net loss	—	—	—	—	(25,616)	(25,616)
Balance at June 30, 2020	68,702	$69	$541,833	$137	$(240,875)	$301,164
Issuance of common stock upon exercise of stock options	195	—	1,257	—	—	1,257
Vesting of common stock from early exercises	17	—	120	—	—	120
Stock-based compensation expense	—	—	4,049	—	—	4,049
Changes in unrealized loss on available-for-sale securities	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(29,765)	(29,765)
Balance at September 30, 2020	68,914	$69	$547,259	$15	$(270,640)	$276,703

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In Thousands)

	Convertible Preferred Stock		Common Stock(1)		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity(Deficit)
Balance at December 31, 2018	47,267	$294,874	6,733	$7	$39,258	$(267)	$(147,193)	$(108,195)
Issuance of common stock upon exercise of stock options	—	—	80	—	279	—	—	279
Issuance of common stock under 401(k) Plan	—	—	8	—	98	—	—	98
Vesting of common stock from early exercises	—	—	34	—	237	—	—	237
Stock-based compensation expense	—	—	—	—	2,605	—	—	2,605
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	222	—	222
Net exercise of preferred stock warrant to Series A preferred stock	16	198	—	—	—	—	—	-
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	(6,156)	(6,156)
Net loss	—	—	—	—	—	—	(8,268)	(8,268)
Balance at March 31, 2019	47,283	$295,072	6,855	$7	$42,477	$(45)	$(161,617)	$(119,178)
Conversion of Series A, B, C, D, E convertible preferred stock to common stock concurrent with initial public offering	(47,283)	(295,072)	47,283	47	295,025	—	—	295,072
Issuance of common stock upon initial public offering, net of issuance cost	—	—	7,521	8	107,748	—	—	107,756
Issuance of common stock upon private placement	—	—	4,122	4	65,943	—	—	65,947
Issuance of common stock upon exercise of stock options	—	—	86	—	258	—	—	258
Vesting of common stock from early exercises	—	—	32	—	245	—	—	245
Stock-based compensation expense	—	—	—	—	3,552	—	—	3,552
Changes in unrealized gain on available-for-sale securities	—	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	—	(7,669)	(7,669)
Balance at June 30, 2019	—	—	65,899	$66	$515,248	$102	$(169,286)	$346,130
Issuance of common stock upon exercise of stock options	—	—	116	—	643	—	—	643
Vesting of common stock from early exercises	—	—	32	—	244	—	—	244
Stock-based compensation	—	—	—	—	3,089	—	—	3,089
Changes in unrealized loss on available-for-sale securities	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(10,917)	(10,917)
Balance at September 30, 2019	—	—	66,047	$66	$519,224	$99	$(180,203)	$339,186

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

NGM BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(74,496)	$(26,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,002	5,838
Amortization of discount on marketable securities	(208)	(1,024)
Stock-based compensation expense	11,467	9,246
Other non-cash expenses	236	212
Changes in operating assets and liabilities:
Related party receivable from collaboration	(2,009)	3,669
Prepaid expenses and other assets	(3,715)	(4,334)
Accounts payable	(7,108)	(1,318)
Accrued expenses and other liabilities	9,765	4,485
Deferred rent	(2,104)	(1,994)
Deferred revenue	(286)	(14,499)
Net cash used in operating activities	(63,456)	(26,573)
Cash flows from investing activities
Purchase of marketable securities	(29,399)	(75,224)
Proceeds from sales and maturities of marketable securities	94,537	172,767
Purchase of property and equipment	(1,605)	(2,430)
Net cash provided by investing activities	63,533	95,113
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	110,078
Proceeds from issuance of common stock upon completion of private placement	—	65,947
Proceeds from issuance of common stock upon exercise of stock options	7,214	1,153
Proceeds from issuance of common stock in connection with employee stock purchase plan	1,285	—
Payments of deferred financing costs	(573)	—
Net cash provided by financing activities	7,926	177,178
Net increase in cash and cash equivalents	8,003	245,718
Cash, cash equivalents and restricted cash at beginning of period	247,472	59,172
Cash, cash equivalents and restricted cash at end of period	$255,475	$304,890

Non-cash investing and financing activities:
Net exercise of convertible preferred stock warrant to Series A preferred stock	$—	$198
Vesting of common stock from early exercises	405	726
Deferred offering costs accrued but not yet paid	21	-

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDSENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary (collectively, referred to as the “Company”) is a biopharmaceutical company focused on discovering and developing novel therapeutics based on scientific understanding of key biological pathways underlying liver and metabolic diseases, retinal diseases and cancer. The six most advanced proprietary product candidates in the Company’s portfolio are aldafermin (NGM282), NGM313, NGM621, NGM120, NGM395 and NGM707.

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

These unaudited condensed consolidated financial statements include the consolidated accounts of NGM Biopharmaceuticals, Inc. and its wholly-owned foreign subsidiary in Australia. All intercompany balances and transactions have been eliminated upon consolidation.

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

Need for Additional Capital

Since inception, the Company has incurred net losses and negative cash flow from operations. During the three and nine months ended September 30, 2020, the Company incurred net losses of $29.8 million and $74.5 million, respectively, compared to $10.9 million and $26.9 million, respectively, for the three and nine months ended September 30, 2019. As of September 30, 2020, the Company had an accumulated deficit of $270.6 million and does not expect to experience positive cash flows from operations in the near future. The Company had $287.9 million of cash, cash equivalents and marketable securities as of September 30, 2020, which it considers sufficient to fund its operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are available for issuance. The Company plans to continue to fund its operations and pursue its strategy through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements or a combination of these.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables from collaborations, the related party receivables from collaboration and other current assets and liabilities approximate their respective fair values because of the short-term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with a bank it believes is highly creditworthy and with highly rated money market funds. As of September 30, 2020 and December 31, 2019, cash and cash equivalents consisted of bank deposits and investments in money market funds.

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

The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of September 30, 2020, the Company did not record any impairment related to other-than-temporary declines in the fair value of securities.

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

Related party receivables from collaboration agreements (Note 5) are typically unsecured. Accordingly, the Company may be exposed to credit risk generally associated with its Research Collaboration, Product Development and License Agreement with Merck (“Collaboration Agreement”). To date, the Company has not experienced any losses related to these receivables.

Merck accounted for 100% of the Company’s revenue for the three and nine months ended September 30, 2020 and 2019.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of September 30, 2020 and December 31, 2019, no revision to the remaining useful lives or write-down of long-lived assets was required.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured at the balance sheet date using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period such tax rate changes are enacted.

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

All of the Company’s revenue to date has been generated from its collaboration agreements, primarily its Collaboration Agreement with Merck. The terms of these agreements generally require the Company to provide (i) license options for its compounds, (ii) research and development services and (iii) non-mandatory services in connection with participation in research or steering committees. Payments received under these arrangements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. In some agreements, the collaboration partner is solely responsible for meeting defined objectives that trigger contingent or royalty payments. Often the partner only pursues such objectives subsequent to exercising an optional license on compounds identified as a result of the research and development services performed under the collaboration agreement.

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

Clinical trial costs are a component of research and development expenses. The Company expenses costs for its clinical trial activities performed by third parties, including clinical research organizations (“CROs”) and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company uses assessments by internal personnel and information it receives from outside service providers to estimate the clinical trial costs incurred.

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

Foreign Currency Transactions

The functional currency of NGM Biopharmaceuticals Australia Pty Ltd., NGM Biopharmaceuticals, Inc’s wholly-owned subsidiary, is the U.S. Dollar. Accordingly, all monetary assets and liabilities of the subsidiary are remeasured into U.S. Dollars at the current period-end exchange rates and non-monetary assets are remeasured using historical exchange rates. Income and expense elements are remeasured to U.S. Dollars using the average exchange rates in effect during the period. Remeasurement gains and losses are recorded as other income (expense), net on the consolidated statements of operations.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2020, the difference between comprehensive loss and net loss consisted of changes in net unrealized gain on available-for-sale marketable securities of $0.1 million and zero , respectively, compared to zero  and $0.4 million for the three and nine months ended September 30, 2019, respectively.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share is computed giving effect to all potentially dilutive shares, including common stock issuable upon exercise of stock options, shares committed under the ESPP and unvested restricted common stock and stock units. As the Company incurred net losses for the three and nine months ended September 30, 2020 and 2019, all potential common shares were determined to be anti-dilutive and have been excluded in the diluted net loss per share calculations.

The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(29,765)	$(10,917)	$(74,496)	$(26,854)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	68,815,696	65,948,207	68,174,654	44,828,596	(1)
Net loss per share—basic and diluted	$(0.43)	$(0.17)	$(1.09)	$(0.60)
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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows:

	For the Three and Nine Months Ended
	September 30,
	2020	2019
Options to purchase common stock	10,651,475	11,328,508
Shares committed under ESPP	353,754	429,369
Total	11,005,229	11,757,877

Segment and Geographical Information

The Company operates in one business segment. Substantially all of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. For the three and nine months ended September 30, 2020 and 2019, the Company’s revenues were entirely within the United States based upon the location of its partner.

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

The Company plans to adopt the new lease standard in accordance with the new guidance in the fiscal year beginning after January 1, 2022, using the optional transition method, which allows the Company to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit at the date of adoption and apply the new disclosure requirements beginning in the period of adoption. The Company also plans to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carryforward the historical lease classification and make an accounting policy election whereby ROU assets and lease liabilities associated with lease arrangements with terms less than one year will not be recognized. The Company will continue to evaluate the effect that this guidance will have on our condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. ASU 2019-12 will be effective for the Company for its fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and is required to be adopted prospectively, with the exception of certain specific amendments. The Company is currently assessing the timing of adoption and the impact that the adoption of ASU 2019‑12 will have on its condensed consolidated financial statements.

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

Cash and cash equivalents and marketable securities, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of September 30, 2020
Money market funds	$247,666	$—	$—	$247,666
Corporate and agency bonds	17,008	15	—	17,023
Commercial paper	16,950	—	—	16,950
Total	$281,624	$15	$—	$281,639
Classified as:
Cash and cash equivalents				$247,666
Short-term marketable securities (amortized cost of $33,958)				33,973
Total cash and cash equivalents and marketable securities				$281,639

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2019
Money market funds	$244,973	$—	$—	$244,973
Corporate and agency bonds	66,063	28	(14)	66,077
Commercial paper	24,840	—	—	24,840
U.S. government agencies securities	7,985	11	—	7,996
Total	$343,861	$39	$(14)	$343,886
Classified as:
Cash and cash equivalents				$244,973
Short-term marketable securities (amortized cost of $98,888)				98,913
Total cash and cash equivalents and marketable securities				$343,886

Cash and cash equivalents in the table above excludes cash on deposit with banks of $6.3 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company’s marketable securities had remaining contractual maturities less than one year. As of September 30, 2020, there were no marketable securities in an unrealized loss position compared to four marketable securities in an unrealized loss position as of December 31, 2019. Marketable securities that had been in an unrealized loss position as of December 31, 2019 had been in an unrealized loss position for less than 12 months. The Company does not intend to sell marketable securities that are in an unrealized loss position and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the estimated fair value of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements
As of September 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$247,666	$—	$—	$247,666
Corporate and agency bonds	—	17,023	—	17,023
Commercial paper	—	16,950	—	16,950
	$247,666	$33,973	$—	$281,639

	Fair Value Measurements
As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$244,973	$—	$—	$244,973
Corporate and agency bonds	—	66,077	—	66,077
Commercial paper	—	24,840	—	24,840
U.S. government agencies securities	—	7,996	—	7,996
	$244,973	$98,913	$—	$343,886

There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2020 and year ended December 31, 2019.

4. Balance Sheet Components

Cash, Cash Equivalent and Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is as follows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$253,976	$245,598
Restricted cash	1,499	1,874
Total cash, cash equivalents and restricted cash	$255,475	$247,472

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Computer equipment	$1,239	$1,201
Laboratory equipment and office furniture	23,389	21,652
Leasehold improvements	25,880	25,880
Construction in process	23	498
Total property and equipment, gross	50,531	49,231
Less: accumulated depreciation and amortization	(34,758)	(29,756)
Total property and equipment, net	$15,773	$19,475

Depreciation expense was approximately $1.6 million and $5.0 million for the three and nine months ended September 30, 2020, respectively, compared to $1.9 million and $5.8 million for the three and nine months ended September 30, 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued expenses	$4,674	$2,901
Clinical trials and research and development costs	9,705	11,051
Personnel-related costs	7,244	6,446
Manufacturing costs	6,956	2,593
Total accrued liabilities	$28,579	$22,991

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

The Collaboration Agreement became effective in March 2015 with an original non-cancellable five-year term that ran through March 16, 2020. The collaboration includes a broad, multiyear drug discovery and early development program financially supported by Merck. The Company determines the scientific direction and areas of therapeutic interest, with input from Merck through various governance committees, and the Company is primarily responsible for the conduct of all research, preclinical and early clinical development activities through human proof of concept. The Company makes the final determinations as to which compounds to advance into and through initial clinical trials, which to progress into human proof-of-concept studies and the design of any such studies, with input from Merck through various governance committees. The Company may terminate its participation in any of the governance committees by providing written notice to Merck of its intention to disband and no longer participate. Merck funded both the internal and external costs of the Company’s research and early development activities up to $75.0 million each year of the initial five-year term.

The Collaboration Agreement included an option to extend the research phase of the collaboration for two additional years through March 16, 2022 after the initial five-year term and a second option to further extend the research phase for two additional years through March 16, 2024. In March 2019, Merck exercised its option to extend the research phase of the collaboration for an additional two years through March 16, 2022. In connection with this extension, Merck agreed to continue to fund the Company’s research and development efforts during the extension at the same levels as existed during the five-year initial term and, in lieu of a $20.0 million extension fee that would have otherwise been payable to the Company, Merck agreed to make additional payments totaling up to $20.0 million in support of the Company’s research and development program activities under the collaboration across 2021 and the first quarter of 2022. Under the terms of the Collaboration Agreement, Merck is required to pay a $20.0 million extension fee if it elects to exercise its second option to extend the research phase of the collaboration through March 16, 2024. During any extension, including the current extension and, if exercised, the potential second extension, the Company will provide distinct research and development services. Each extension is considered to be and is accounted for as a separate arrangement, if and when the option is exercised by Merck.  Merck funded both the internal and external costs of the Company’s research and early development activities up to $75.0 million each year of the initial five-year term and continues to do so during the current two-year extension.

When signed, the Collaboration Agreement included an exclusive worldwide license to the Company’s growth differentiation factor 15 (“GDF15”) receptor agonist program. In May 2019, Merck terminated its license to the GDF15 receptor agonist program.

Upon completion of a human proof-of-concept study for a particular compound, regardless of the results of such study, Merck has the one-time option, at a cost of $20.0 million, to obtain an exclusive, worldwide license, on specified terms, to that compound, as well as to other related compounds that are directed against the same target in the same manner. In 2018, Merck exercised its option on the NGM313 compound. If Merck exercises an option, Merck is responsible, at its own cost, for any further development and commercialization activities for compounds within that licensed program. Upon such exercise by Merck, the Company in turn has the right, at the start of the first Phase 3 clinical study for that compound, to elect to participate in a worldwide cost and profit share with Merck, as well as the option to co-detail the compound in the United States, or the Company can elect instead to receive milestone and royalty payments from Merck based on Merck’s further development and commercialization of the compound. If the Company elects to participate in the cost and profit share, subject to certain limitations, Merck will provide the Company with financial assistance in the form of interest-bearing advances of the Company’s share of the overall development costs, which Merck will recoup from the Company’s share of any profit ultimately resulting from sales of the compound and other compounds that reach commercialization. If the Company does not opt in to the cost and profit sharing option, the Company is eligible to receive an aggregate of $449.0 million in milestone payments, of which $77.7 million relates to the potential achievement of specific clinical development events and $371.3 million relates to the potential achievement of certain regulatory events with respect to the licensed compound on an indication-by-indication basis for up to three indications in the United States, the European Union (“EU”) and Japan. The Company may also receive commercial milestone payments up to $125.0 million and royalty payments of varying percentages based on the achievement of certain levels of net sales.

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

At the end of the research phase, Merck has the right to either require the Company to continue to conduct research and development activities with respect to certain of the then-existing programs for a “tail period” of up to three years by agreeing to pay the Company’s internal and external costs for the related work subject to certain funding limitations that will decline over the course of the tail period, or to take over such selected programs and conduct such research and development activities itself, at its own cost.

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

The Company considered whether the options created material rights in the contract and concluded that the fees attached to the exercise of such options approximated the SSP of the promised, distinct services included in the options. Therefore, the options do not give rise to material rights, are not performance obligations in the Collaboration Agreement and will be accounted for as separate arrangements under ASC 606, if and when exercised by Merck. This also includes license options, such as the $20.0 million license fee that was triggered by the exercise of Merck’s license option on NGM313 in November 2018. The Company recognized the license fee as revenue in the period of exercise (i.e., the fourth quarter of 2018) as the Company has no further obligations related to such license. A Phase 3 clinical study for NGM313 has not begun, and the Company has not made an election as to whether it will participate in the cost and profit share or receive milestone and royalty payments.

The transaction price associated with the initial five-year term of the Collaboration Agreement consisted of the $94.0 million upfront fee and the funding amounts of up to $75.0 million per year for each of the first five years of the Collaboration Agreement. No milestones or other forms of consideration were included in the transaction price as those amounts are contingent upon Merck exercising an option for licenses on additional compounds and would, therefore, be pursuant to separate arrangements and were not part of the Collaboration Agreement estimated transaction price.

Additionally, if a separate arrangement is created by the exercise of an option, such amounts would then be contingent on events outside of either party’s control, such as products proving to be commercially viable and governmental agencies granting regulatory approval. Such contingencies and uncertainties result in the amounts being constrained and withheld from inclusion in the estimated transaction price of a separate arrangement. Consequently, the estimated transaction price related to the initial five-year term of the Collaboration Agreement is comprised of the upfront payment and the ongoing research and development reimbursements.

As there is only one performance obligation in the Collaboration Agreement, the transaction price was allocated entirely to that performance obligation. The Company uses a cost-based input method to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress given that other measures do not reflect how the Company transfers its performance obligation to Merck. In applying the cost-based input measure of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist of full-time equivalent hours plus allowable external (third-party) costs incurred. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. The Company re-evaluates the estimate of expected costs to satisfy the performance obligation each reporting period and makes adjustments for any significant changes. For example, in May 2019, Merck terminated its license to the GDF15 receptor agonist program. The research and development services within the Collaboration Agreement are not affected by the GDF15 receptor agonist program license termination and are expected to continue through the remainder of the research program term. Therefore, there were no changes to the transaction price as a result of this license termination. At the end of the initial five-year term of the Collaboration Agreement, the remaining deferred revenue amount of $4.9 million related to the upfront license fee included within the transaction price as of December 31, 2019 was fully earned and recognized during the three months ended March 31, 2020. The Company has fully recognized revenue of approximately $388.1 million related to the single performance obligation associated with the initial five‑year term of the Collaboration Agreement.

Upon Merck exercising its option to extend the research phase of the collaboration through March 16, 2022, the Company deemed that a separate arrangement containing a distinct two-year performance obligation to provide distinct research and development services was created on March 17, 2020 in accordance with ASC 606. The transaction price of $170.0 million for this two-year performance obligation consists of the potential funding amounts of up to $75.0 million per year plus the additional funding amount of $20.0 million to be made across 2021 and the first quarter of 2022 if the Company exceeds the $75.0 million funding cap. The Company also uses a cost‑based input method to calculate the corresponding amount of revenue to recognize. In applying the cost-based input measure of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill this distinct two-year performance obligation. These costs consist of full-time equivalent hours plus allowable external (third-party) costs incurred. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation applied to the transaction price. The Company re-evaluates the estimate of expected costs to satisfy the performance obligation each reporting period and makes adjustments for any significant changes. In addition, the Company also considers any necessary adjustments in an effort to ensure that the transaction price is within the range of potential funding amounts as described above. As such, management applies considerable judgment in estimating expected costs as such costs are key inputs when applying the cost-based input method. As the Company’s estimated measure of progress is updated at each reporting period and revenue is recognized on a cumulative catch-up basis, a significant change in the estimate of expected costs for the remainder of the contract term could have a material impact on revenue recognized (including the possible reversal of previously recognized revenue) at each reporting period, as well as the related impact on deferred revenue or contract assets. As of September 30, 2020, the Company has recognized revenue of approximately $42.4 million associated with the performance obligation for the two-year extension period.

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

Summary of Related Party Revenue

The Company recognized revenue from the Collaboration Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Related party revenue	$23,482	$21,568	$67,601	$72,461

For the three and nine months ended September 30, 2020, the Company recognized related party revenue under the Collaboration Agreement of $23.5 million and $67.6 million, respectively, of which zero and $4.9 million, respectively, were recognized from the upfront license fee that was previously included in the transaction price associated with the initial five-year term of the Collaboration Agreement that concluded in March 2020, with the remaining balances related to the reimbursable research and development activities, all of which were recognized using the cost-based input model.

For the three and nine months ended September 30, 2019, the Company recognized related party revenue under the Collaboration Agreement of $21.6 million and $72.5 million, respectively, of which $5.4 million and $16.8 million, respectively, were recognized from the upfront license fee that was previously included in the transaction price associated with the initial five-year term of the Collaboration Agreement that concluded in March 2020, with the remaining balances related to the reimbursable research and development activities, all of which were recognized using the cost-based input model.

Contract Assets and Liabilities

Changes in related party contract liabilities were as follows (in thousands):

Amounts
Balance at December 31, 2019	$4,872
Revenue recognized through March 16, 2020	(4,872)
Increases as a result of research and development expenses to be earned under the Collaboration Agreement	4,586
Balance at September 30, 2020	$4,586

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

The 333 Oyster Point lease agreement requires a letter of credit in the amount of $2.3 million as a security deposit to the lease, which the Company has recorded as non-current restricted cash on the condensed consolidated balance sheets. The Company has the right to reduce the letter of credit amount by $0.4 million on each of the 3rd anniversary and 4th anniversary of the rent commencement date. In September 2020, the Company reduced its letter of credit by $0.4 million and reclassified that amount from restricted cash to cash and cash equivalents on the condensed consolidated balance sheets.

In July 2016, the Company assigned its operating lease of 630 Gateway to Merck, a related party, due to the Company’s relocation to 333 Oyster Point. As part of the assignment of the lease, the Company is liable to the lessor if Merck defaults on its lease obligations. Therefore, in substance, the Company has guaranteed the lease payments for 630 Gateway, including lease-related expenses such as utilities, property tax, and common area maintenance, without any limitations. The Company assessed the need for a potential guarantee liability on the assigned lease, and concluded that the value of the guarantee was insignificant as of September 30, 2020 because of the short duration of the remaining lease term through November 2020, and Merck’s credit rating of AA- and subsequent investment in tenant improvements to the facility. As of September 30, 2020 and 2019, the remaining lease payment obligations that are due for 630 Gateway were approximately $0.4 million and $2.4 million, respectively, which are to be paid directly from Merck to the lessor.

The Company recognizes rent expense on a straight-line basis over the lease period with the difference recorded as deferred rent. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense under these facility operating leases was approximately $0.5 million for each of the three months ended September 30, 2020 and 2019 and $1.6 million for each of the nine months ended September 30, 2020 and 2019.

Future minimum payments under the unassigned lease obligations described above are as follows as of September 30, 2020 (in thousands):

Year Ending December 31,
2020	$1,267
2021	5,141
2022	5,294
2023	5,455
Total	$17,157

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

7. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized, which may be issued at the discretion of the Company’s board of directors. The board of directors may issue shares of preferred stock in one or more series and fix the number, rights, preferences, privileges and restrictions for such series. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. As of September 30, 2020, the Company did not have any shares of preferred stock issued or outstanding.

Common Stock

As of September 30, 2020 and December 31, 2019, the Company had 68,934,767 and 66,960,279 shares of common stock outstanding, respectively, which includes shares subject to repurchase of 21,899 and 74,454, respectively, as a result of early exercise of stock options not yet vested. As of September 30, 2020 and December 31, 2019, the Company reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2020	2019
Common stock options outstanding	10,651,475	10,824,780
Common stock options available for grant	6,309,573	5,316,066
401(k) Matching Plan	21,930	28,274
ESPP shares available for purchase	788,120	897,255
Total	17,771,098	17,066,375

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

Stock Option Activity

A summary of the activity under the 2008 Plan and the 2018 Plan is as follows:

		Outstanding Options
	Options Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Balances at December 31, 2019	5,316,066	10,824,780	$7.52	6.29	$118,770
Additional shares reserved	2,678,411
Options granted	(2,357,601)	2,357,601	17.39
Options exercised	—	(1,858,209)	3.88
Options cancelled	672,697	(672,697)	12.37
Balances at September 30, 2020	6,309,573	10,651,475	$10.03	6.52	$66,241
Vested and expected to vest at September 30, 2020		10,542,700	$9.98	6.49	$66,082
Outstanding and exercisable at September 30, 2020		10,651,475	$10.03	6.52	$66,241

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $10.32 and $7.93 per share, respectively. The intrinsic value of stock options exercised was $27.0 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively. Due to the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the three and nine months ended September 30, 2020 and 2019.

Employee Stock-Based Compensation Expense

Employee and director stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The following table summarizes stock-based compensation expense related to stock-based payment awards previously granted to employees and directors and the Company’s ESPP for the three and nine months ended September 30, 2020 and 2019, which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$2,117	$1,652	$6,039	$5,114
General and administrative	1,867	1,405	5,300	4,030
Total stock-based compensation expense	$3,984	$3,057	$11,339	$9,144

Non-employee Stock-Based Compensation Expense and Grants

The Company grants stock options to non-employees in exchange for services performed for the Company. The Company granted 67,500 stock options to non-employees during the nine months ended September 30, 2020 and granted 22,500 stock options to non-employees during the nine months ended September 30, 2019. Stock‑based compensation expense related to stock-based payment awards to non-employees for the three and nine months ended September 30, 2020 was $65,000 and $128,000, respectively, compared to $32,000 and $102,000 for the three and nine months ended September 30, 2019, respectively.

Employee Stock Purchase Plan

Under the ESPP, eligible employees are granted the right to purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. As of September 30, 2020, 211,880 shares of common stock had been purchased under the ESPP.

8. Income Taxes

Since inception, the Company has incurred net losses and expects to record a net loss for the year ending December 31, 2020. Additionally, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company has not recorded a tax provision for income taxes for the three and nine months ended September 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. Under U.S. GAAP, the Company is required to recognize the tax effects of new legislation in the reporting period in which the legislation was enacted. The CARES Act included changes to current U.S. tax provisions that benefit business entities and modified certain tax provisions of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). The tax relief measures included a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief and a technical correction to allow accelerated deductions for qualified improvement properties. The CARES Act also provided other non-tax benefits to assist business entities impacted by the ongoing COVID-19 pandemic. The Company has evaluated the CARES Act and concluded that it did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the three and nine months ended September 30, 2020.

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel therapeutics based on scientific understanding of key biological pathways underlying liver and metabolic diseases, retinal diseases and cancer. These diseases represent leading causes of morbidity and mortality and a significant burden for healthcare systems. Since the commencement of our operations in 2008, we have generated a robust portfolio of product candidates. Our most advanced product candidate, aldafermin, previously known as NGM282, is wholly‑owned and entered Phase 2b development for the treatment of non-alcoholic steatohepatitis (“NASH”) in 2019.  Aldafermin is an engineered variant of the human hormone fibroblast growth factor 19 (“FGF19”).  In July, our NGM621 product candidate entered Phase 2 development for the treatment of geographic atrophy (“GA”), an advanced form of age-related macular degeneration (“AMD”).  Our partner Merck Sharp & Dohme Corp.(“Merck”) plans to move MK-3655, previously referred to as NGM313, an FGFR1c/KLB agonistic antibody discovered at NGM and optioned by Merck in 2018 under our collaboration with Merck as described below, into a Phase 2b study for NASH in the fourth quarter of 2020.  In addition to three product candidates in Phase 2 trials, a systemically administered version of NGM621 and two of our other product candidates are in Phase 1 clinical trials.  Our NGM120 product candidate is being studied in an ongoing Phase 1a/1b study to assess the anti-cancer anorexia/cachexia syndrome (“CACS”) and anti‑cancer effect of NGM120 in patients with advanced solid tumors.  NGM395 is being studied in a Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of NGM395 in obese but otherwise healthy adults.   We are conducting investigational new drug (“IND”)-enabling activities on NGM707 with a goal of initiating a Phase 1 study in mid-2021.  NGM707 is a novel dual antagonist antibody designed to inhibit ILT2 (Immunoglobulin-like transcript 2) and ILT4 (Immunoglobulin-like transcript 4) with the goal of improving patient immune responses to tumors through myeloid reprogramming.  Certain other undisclosed programs are in preclinical studies.  All of our product candidates other than aldafermin and NGM395 are subject to our Merck collaboration as described below.

In February 2015, we entered into a research collaboration, product development and license agreement (the “Collaboration Agreement”) with Merck that allows us, through the current two-year extension of the research phase of the collaboration, to develop multiple product candidates in parallel without bearing substantially greater costs or incurring significantly greater risk compared to developing product candidates, such as aldafermin and NGM395, on our own. Since inception through September 30, 2020, Merck had paid us $479.8 million, of which $20.0 million was to license NGM313 and related compounds and $459.8 million was an upfront payment and reimbursement of research and development expenses. In March 2019, Merck exercised its option to extend the research phase of the collaboration through March 16, 2022 and has the right to extend it again through March 16, 2024. As part of the extension through March 16, 2022, Merck agreed to continue to fund our research and development efforts at the same levels as existed during the initial five-year term and, in lieu of a $20.0 million extension fee payable to us, Merck agreed to make additional payments totaling up to $20.0 million in support of our research and development activities across 2021 and the first quarter of 2022.

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

We have incurred net losses in each year since our inception. Our net losses were $29.8 million and $74.5 million for the three and nine months ended September 30, 2020, respectively, compared to net losses of $10.9 million and $26.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $270.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our revenue recognition, our clinical trials and our expenses on other research and development and related activities.

Since inception, we have funded our operations primarily through the private placement of convertible preferred stock totaling $295.1 million, net proceeds from our IPO of $107.8 million, proceeds from a private placement of shares of common stock to Merck of $65.9 million, research and development service fees provided by collaboration partners, primarily Merck, of $382.3 million, upfront license fees paid by collaboration partners, primarily Merck, of $123.0 million and the license fee from Merck for NGM313 and related compounds of $20.0 million. We do not have any products approved for sale and do not anticipate generating revenue from product sales for the foreseeable future, if ever.

We plan to continue to fund our operations and pursue our strategy through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements or a combination of these. In June 2020, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent and/or principal. We are not obligated to make any sales of common stock under the Sales Agreement, and we have not yet sold any common stock pursuant to the Sales Agreement.  Refer to the "Liquidity and Capital Resources” section of this MD&A for more details. The sale of convertible debt or additional equity, including pursuant to the Sales Agreement, could result in additional dilution to our stockholders. Incurring indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot ensure that financing will be available in the amounts we need or on terms acceptable to us, if at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, the evolving effects of the COVID‑19 pandemic. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or delay, scale back or discontinue planned programs. Any of these actions could materially harm our business, financial condition, results of operations and future prospects. To the extent we obtain additional funding through collaborations, these arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties who are generally single source suppliers. We also utilize third-party CROs to carry out certain clinical development activities.

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

Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for a majority of our employees in March 2020, while maintaining essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite safety procedures. In June 2020, following updated guidance issued by federal, state and local authorities, we re-opened our laboratory facilities for research activities that cannot be conducted remotely with heightened safety measures designed to minimize occupational exposure and reduce transmission of COVID-19 within our workplace. Although we have re-opened our laboratory facilities under these heightened safety measures, we may be forced to, or determine that we should, resume a more restrictive remote work model. The effects of current and future governmental shelter-in-place orders and our remote work policies may materially and adversely impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could materially and adversely impact our business, financial condition, results of operations and growth prospects.

In the conduct of our business activities, we have taken and continue to take actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients enrolled in our clinical trials, we continue to work closely with clinical trial investigators and site staff with the goal of continuing treatment in a manner designed to uphold trial integrity, while allowing some flexibility in the manner and timing of patient visits, and to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. We have been evaluating and, when necessary, will continue to evaluate clinical trial site initiations and patient enrollment on a case‑by‑case and patient-by-patient basis in coordination with clinical trial investigators and site staff. Most clinical trial sites, both within and outside of the United States, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. These internal and external efforts have allowed us to continue progress across our clinical development programs and, while we have experienced, from time to time, a slower pace of clinical trial site initiation and clinical trial enrollment than originally anticipated in certain of our clinical trials, including our Phase 2b clinical trial of aldafermin for the treatment of NASH patients with fibrosis stage F4 (the “ALPINE 4 trial”) and our Phase 2 clinical trial of NGM621 for the treatment of GA (the “CATALINA trial”), the impact of the COVID-19 pandemic to date has not resulted in a significant impact to our clinical development timelines and we currently remain on track with previously provided timelines.

While the COVID-19 pandemic has not yet resulted in a significant impact to our clinical development timelines, as the pandemic continues, there may be continuing negative impacts on our ability to initiate new clinical trial sites, maintain enrollment of existing patients, and enroll new patients which may impact timelines in the future. Our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also continue to prohibit or discourage patients from enrolling in, or continuing to participate in, our clinical trials. Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID‑19 and, if their health is impacted by COVID-19, it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials, many of whom are particularly vulnerable to COVID‑19, may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to an unwillingness to travel to sites for required screening and clinical trial visits and procedures. Enrolled patients may be unable to comply with clinical trial protocols if quarantines, shelter-in-place and similar restrictions continue to impede patient movement or interrupt healthcare services. As such, we have developed and implemented additional clinical study policies and procedures designed to help protect patients from COVID-19 exposure as a result of their trial participation, which include the use of telemedicine visits, remote monitoring of patients and clinical trial sites and other measures, as appropriate, designed to ensure that data from clinical trials that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with current Good Clinical Practices (“cGCPs”), with any material protocol deviation reviewed and approved by the clinical trial site Institutional Review Boards (“IRB”). If any of the foregoing efforts to mitigate the impact of the COVID-19 pandemic are not successful, or if the effects of the COVID-19 pandemic become more severe, it could materially and adversely affect our clinical development timelines and our ability to obtain regulatory approvals of our product candidates, and could significantly increase our costs.

We could also see an impact on our ability to report clinical trial results, or interact with regulators, IRBs and ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. Moreover, we rely on CROs and other third parties to assist us with clinical development activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID‑19 pandemic. In addition, while we have not experienced any disruption to drug supply for our ongoing clinical trials due to the effects of the COVID-19 pandemic, we could experience disruptions to our supply chain and operations resulting from the evolving effects of the COVID‑19 pandemic, and associated delays in the manufacturing and supply of drug product for our clinical trials, which could adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. For example, although significant portions of our research and development resources are focused, and will continue to be focused, on activities required to prepare aldafermin for potential regulatory approval for the treatment of NASH, including manufacturing of clinical trial materials and preparation for potential Phase 3 testing, if Lonza Sales AG, our manufacturer of the aldafermin drug substance, and/or our aldafermin drug product manufacturer experience difficulties in scaling production or experience product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error or improper storage conditions, the potential Phase 3 testing of aldafermin would be delayed, perhaps substantially, which could materially and adversely affect our business. Moreover, our aldafermin drug product manufacturer has advised us that it could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines. If Lonza Sales AG and/or our aldafermin drug product manufacturer become subject to acts or orders of U.S. or foreign government entities to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines or medical supplies needed to treat COVID-19 patients, this could also delay, perhaps substantially, the potential Phase 3 testing of aldafermin which could materially and adversely affect our business.  In any event, if the evolving effects of the COVID-19 pandemic become more severe or more acutely impact geographies with particular relevance to our business, we could experience significant disruptions to our current and potential future clinical development timelines, impacts on our ability to obtain regulatory approvals of our product candidates and increases in our costs, all or any of which would adversely affect our business, financial condition, results of operations and growth prospects.

In addition, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us. In addition, the current recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. We also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Collaboration Agreement or to exercise its remaining option to extend the research phase of the collaboration beyond March 16, 2022.

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

Financial Operations Overview

Related Party Revenue

Our revenue to date has been generated primarily from recognition of license fees and research and development service funding pursuant to our collaboration agreements, the most significant of which is our Collaboration Agreement with Merck. Merck is also a significant stockholder and, as a result, considered a related party.  Collaboration revenue from Merck is therefore referred to as related party revenue. Under the Collaboration Agreement, we receive research and development funding and we may be entitled to receive additional milestone and other contingent payments in the future upon the occurrence of specific events.

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

The following table summarizes our related party revenue for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Related party revenue	$23,482	$21,568	$67,601	$72,461

Research and Development Expenses

Research and development efforts include drug discovery research activities and development activities relating to our product candidates, such as manufacturing drug substance, drug product and other clinical trial materials, conducting preclinical studies and clinical trials and providing support for these operations.

Our research and development expenses consist of both internal and external costs. Our internal costs include employee, consultant, facility and other research and development operating expenses. Our external costs include fees paid to CROs and other service providers in connection with our clinical trials and preclinical studies, third-party license fees and costs related to manufacturing drug substance, drug product and other clinical trial materials.

Our clinical development efforts are spread across multiple programs, some of which are subject to the Merck collaboration and two of which, aldafermin and NGM395 (a product candidate within our GDF15 receptor agonist program), are wholly-owned and funded by us. Our lead product candidate, aldafermin, is being studied in two ongoing Phase 2b clinical trials for the treatment of NASH.  For the foreseeable future, we anticipate the majority of our financial resources, other than those received from Merck and dedicated to Merck collaboration activities, will be dedicated to the development of aldafermin. We are also devoting financial resources to the development of NGM395, a long-acting GDF15 analog. In the future, we may devote financial resources to other programs in the event Merck does not elect to license these programs upon completion of a proof-of-concept study or in the event Merck elects to terminate its license to a program, or for any Merck-licensed programs that we opt to co-develop.

In the first quarter of 2020, we completed the fourth and final 24-week expansion cohort of a Phase 2 trial of aldafermin, a double-blind, placebo-controlled study of once-daily 1 mg aldafermin for the treatment of patients with fibrosis stage F2 or F3 NASH. Our ongoing Phase 2b clinical trials include our ALPINE 2/3 clinical trial, a double-blind, placebo-controlled study testing 0.3 mg, 1 mg and 3 mg daily doses of aldafermin for 24 weeks for the treatment of NASH patients with fibrosis stage F2 or F3, which has completed enrollment, and our ALPINE 4 trial, a double-blind, placebo-controlled study testing 0.3 mg, 1 mg and 3 mg daily doses of aldafermin for 48 weeks for the treatment of fibrosis stage F4 NASH patients with compensated cirrhosis. The ALPINE 4 trial was initiated in the first quarter of 2020. Significant portions of our research and development resources are focused, and will continue to be focused, on these clinical trials and other activities required to prepare aldafermin for potential regulatory approval for the treatment of NASH, including manufacturing of clinical trial materials and preparation for potential Phase 3 testing.

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

Our research and development efforts under the Merck collaboration are also extensive and costly and are subject to reimbursement under our Merck collaboration during the current two-year extension up to the funding caps provided in the Collaboration Agreement. If our research and development expenses related to the Merck collaboration, including the clinical development of product candidates subject to the Merck collaboration through completion of proof-of-concept  studies, exceed the funding caps provided in our Collaboration Agreement, which we expect to happen in the fiscal year ending December 31, 2020 and potentially thereafter, we will be required to devote our own financial resources toward the development of programs and product candidates subject to the Merck collaboration or pause or suspend such development to remain within the funding caps.

NGM621 is a humanized IgG1 monoclonal antibody engineered to inhibit activity of complement C3 with the goal of reducing disease progression in patients with GA. We recently completed a Phase 1 study of NGM621 assessing the safety and tolerability of single- and multiple-dose intravitreal injections of NGM621 in patients with GA. This clinical trial demonstrated that NGM621 was well tolerated at all doses studied and supported the initiation of a Phase 2 clinical trial in July 2020. The CATALINA trial is a multicenter, randomized, double-masked, sham-controlled study designed to evaluate the safety and efficacy of NGM621 intravitreal injections compared to sham control and to serve as a proof-of-concept trial under the Collaboration Agreement. Merck has a one-time option to license NGM621 upon our completion of a proof-of-concept study in humans.

Our NGM120 product candidate, an antagonistic antibody binding glial cell-derived neurotrophic factor receptor alpha-like (“GFRAL”), is designed to block the effects of elevated GDF15 levels to treat CACS, and, possibly, tumors. In our completed Phase 1 clinical trial assessing safety, tolerability and pharmacokinetics, NGM120 was well tolerated at all doses studied and the pharmacokinetics supported once-monthly dosing. In the first quarter of 2020, we initiated a Phase 1a/1b study to assess the anti-CACS and anti‑cancer effect of NGM120 in patients with advanced solid tumors and to serve as a proof-of-concept trial under the Collaboration Agreement. Merck has a one-time option to license NGM120 upon our completion of a proof-of-concept study in humans.

Our research and development expenses related to the development of our product candidates consist primarily of:

•	salaries and related overhead expenses, which include stock-based compensation and benefits, for personnel in research and development functions;
•

costs related to acquiring and manufacturing drug substance, drug product and other clinical trial materials, including continued testing, such as process validation and stability, of drug substance and drug product;

•	fees paid to our CROs in connection with our clinical trials and other related clinical trial fees;
•	research and development operating expenses, including facility costs and depreciation expenses; and
•	costs related to toxicology testing and other research and preclinical studies;
•	fees paid to consultants for research and development activities; and
•	costs related to compliance with regulatory requirements.

The process of supplying materials for and conducting preclinical studies and clinical trials necessary to obtain regulatory approval of our product candidates is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates. The success of each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability, our sales capabilities, our ability to work effectively with our collaboration partners, regulatory matters, third-party payor matters and commercial viability.

In 2018, Merck exercised its option to license our NGM313 program. NGM313, now known as MK-3655, is an agonistic antibody selectively modulating fibroblast growth factor receptor 1c-beta-klotho (“FGFR1c/KLB”). Upon exercising its license, Merck became responsible for all future development expenses for NGM313 unless we elect to exercise our worldwide cost and profit sharing option at the commencement of Phase 3 testing, at which point we would be responsible for a portion of the future development expense. NGM313 completed the single ascending dose and multiple ascending dose portions of Phase 1 testing in overweight or obese but otherwise healthy adults, as well as a Phase 1b study in obese insulin resistant subjects with nonalcoholic fatty liver disease.  Merck is expected to initiate a Phase 2b study of NGM313 in NASH patients in the fourth quarter of 2020.

The following is a comparison of research and development expenses for our programs, including programs that are subject to our Collaboration Agreement with Merck, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
External research and development expenses:
Aldafermin (FGF19 analog)	$15,212	$8,840	$40,649	$21,554
NGM313 (FGFR1c/KLB agonist)	51	215	583	1,998
NGM621 (Anti-Complement C3)	5,204	781	9,099	3,263
NGM120 (GFRAL antagonist)	1,146	431	4,040	2,614
NGM395 (GDF15 analog)	317	31	1,924	457
NGM707 (Anti-ILT2/ILT4 dual antagonist)	1,240	-	3,843	-
Other external research and development expenses	2,719	1,126	7,027	5,179
Total external research and development expenses	25,889	11,424	67,165	35,065
Personnel-related expenses	10,755	9,180	32,348	27,594
Internal and unallocated research and development expenses(1)	10,335	8,349	24,399	24,640
Total research and development expenses	$46,979	$28,953	$123,912	$87,299
(1)	Internal and unallocated research and development expenses consist primarily of research supplies and consulting fees, which we deploy across multiple research and development programs.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates and if or when we may receive any significant revenue from sales of any approved product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	delays in key trial activities and patient enrollment or diversion of healthcare resources as a result of the evolving effects of the COVID-19 pandemic or otherwise;
•	manufacturing scale-up challenges or production shortages or other supply interruptions in clinical trial materials resulting from the evolving effects of the COVID-19 pandemic or otherwise;
•	our ability to hire and retain key research and development personnel;
•	whether Merck will elect to license or terminate its license to any of our programs and the timing of such election or termination;
•	the scope, rate of progress, results and expense of our ongoing, as well as any additional, clinical trials and other research and development activities; and
•	the timing and receipt of any regulatory approvals.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Related party revenue	$23,482	$21,568	$1,914	$67,601	$72,461	$(4,860)
Operating expenses:
Research and development	46,979	28,953	18,026	123,912	87,299	36,613
General and administrative	6,460	5,612	848	19,849	17,208	2,641
Total operating expenses	53,439	34,565	18,874	143,761	104,507	39,254
Loss from operations	(29,957)	(12,997)	16,960	(76,160)	(32,046)	44,114
Interest income	260	1,984	(1,724)	1,823	5,138	(3,315)
Other income (expense), net	(68)	96	(164)	(159)	54	(213)
Net loss	$(29,765)	$(10,917)	$18,848	$(74,496)	$(26,854)	$47,642

Related Party Revenue. Related party revenue was $23.5 million and $21.6 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $1.9 million in revenue was primarily attributable to a $6.6 million increase in research and development revenue, partially offset by a decrease of $4.7 million related to the partial recognition of an initial upfront payment received from Merck that was included within the transaction price that was recognized over the initial five-year term of the Collaboration Agreement using the cost-based input model, which ended in the first quarter of 2020.

For the nine months ended September 30, 2020 and 2019, related party revenue was $67.6 million and $72.5 million, respectively. The decrease of $4.9 million in revenue was primarily attributable to a decrease of $10.2 million related to the partial recognition of an initial upfront payment received from Merck that was included within the transaction price that was recognized over the initial five-year term of the Collaboration Agreement using the cost-based input model, which ended in the first quarter of 2020.  The revenue decreases were offset by an increase of $5.3 million in research and development revenue.

Research and Development Expenses. Research and development expenses were $47.0 million and $29.0 million for the three months ended September 30, 2020 and 2019, respectively. The increase in research and development expenses of $18.0 million was primarily attributable to an increase of $12.8 million in external expenses, mainly driven by our manufacturing activities, ongoing clinical trials for aldafermin, NGM621, NGM120 and NGM395, and ongoing research activities for our preclinical product candidates, including manufacturing activities for NGM707.  Additionally, our internal unallocated research and development expenses relating to multiple research and development programs and personnel-related expenses increased by a net $5.2 million.

For the nine months ended September 30, 2020 and 2019, research and development expenses were $123.9 million and $87.3 million, respectively. The increase in research and development expenses of $36.6 million was primarily attributable to an increase of $31.2 million in external expenses, mainly driven by our manufacturing activities, ongoing clinical trials related to aldafermin, NGM621, NGM120 and NGM395 and an increase of $5.4 million in personnel-related expenses due to increased headcount and internal and unallocated research and development expenses related to multiple research and development programs.

We expect our research and development expenses will continue to increase substantially in connection with our ongoing activities, particularly to the extent that product candidates whose costs are not included in the Merck collaboration, such as aldafermin and NGM395, advance in clinical development. In addition, we may be required to develop and implement additional clinical study policies and procedures to mitigate the evolving effects of the COVID-19 pandemic, which could significantly increase our research and development expenses.

General and Administrative Expenses. General and administrative expenses were $6.5 million and $5.6 million for the three months ended September 30, 2020 and 2019, respectively. The increase in general and administrative expenses of $0.9 million was primarily driven by personnel-related expenses due to increased headcount.

For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $19.8 million and $17.2 million, respectively. The increase in general and administrative expenses of $2.6 million was primarily attributable to personnel-related expenses due to increased headcount.

Interest Income. Interest income was $0.3 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively, and $1.8 million and $5.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in interest income is primarily driven by the decrease in market interest rates and a reduction in our cash balance.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operating activities since our inception. To date, our operations have been funded primarily through the private placement of convertible preferred stock, net proceeds from our IPO and proceeds from the concurrent private placement to Merck, research and development service fees provided by collaboration partners, primarily Merck, upfront license fees paid by collaboration partners and the license fee from Merck for NGM313. As of September 30, 2020, we had cash and cash equivalents of $254.0 million, short-term marketable securities of $34.0 million, working capital (excluding deferred revenue) of $269.1 million and an accumulated deficit of $270.6 million.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our product candidates, maintain our expanded corporate infrastructure to support operations as a public company and conduct pre-commercialization activities. We will require substantial additional capital to achieve our development and commercialization goals for our programs being conducted outside of the Merck collaboration, aldafermin and NGM395, as they advance in clinical development, for any future programs that Merck does not opt to license under the Collaboration Agreement and that we choose to develop, for any Merck-licensed programs that we opt to co-develop, and for any programs that Merck chooses to license under the Collaboration Agreement and later elects to terminate. Additionally, if our research and development expenses for product candidates subject to the Merck collaboration exceed the funding caps provided in our Collaboration Agreement, which we expect to happen in the fiscal year ending December 31, 2020 and potentially thereafter, we will be required to devote our own financial resources toward the development of such product candidates or pause or suspend such development to remain within the funding caps. In addition, if Merck elects not to extend our collaboration for a second additional two-year period, we would require significant additional capital in order to proceed with development and commercialization of any product candidates that had been subject to the Merck collaboration but for which Merck decides not to proceed after termination, or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization or delay, scale back or discontinue development of such product candidates.

We plan to continue to fund our operations and pursue our strategy through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements or a combination of these. For example, in June 2020, we entered into the Sales Agreement with Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent and/or principal. Under the Sales Agreement, Jefferies may sell the shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined under the Securities Act of 1933, as amended (the “Securities Act”), in block transactions or in privately-negotiated transactions with our consent. Jefferies will use commercially reasonable efforts to sell the shares of common stock subject to the Sales Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Sales Agreement. We are not obligated to make any sales of common stock under the Sales Agreement, and we have not yet sold any common stock pursuant to the Sales Agreement.

The sale of convertible debt or additional equity, including pursuant to the Sales Agreement, could result in additional dilution to our stockholders. Incurring indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot ensure that financing will be available in the amounts we need or on terms acceptable to us, if at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, the evolving effects of the COVID‑19 pandemic. In addition, extreme price and volume fluctuations in the stock market in general, and the Nasdaq Global Select Market, in particular, have resulted in volatile and sometimes decreased stock prices for many companies, including us. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance, and impact our ability to raise sufficient additional capital on acceptable terms, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or delay, scale back or discontinue planned programs. Any of these actions could materially harm our business, results of operations and future prospects. To the extent we obtain additional funding through collaborations, these arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

We believe that our existing $287.9 million of cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to fund our operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are available for issuance. We plan to continue to fund our operations and pursue our strategy through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements or a combination of these. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(63,456)	$(26,573)
Investing activities	63,533	95,113
Financing activities	7,926	177,178
Net increase in cash and cash equivalents	$8,003	$245,718

Cash Used in Operating Activities

During the nine months ended September 30, 2020, cash used in operating activities was $63.5 million, which consisted of a net loss of $74.5 million, adjusted for non-cash charges of $16.5 million and cash used through changes in operating assets and liabilities of $5.5 million. The non-cash charges consisted primarily of stock-based compensation expense of $11.5 million and depreciation expense of $5.0 million. The change in operating assets and liabilities was mainly driven by an increase in accrued expenses and other liabilities of $9.8 million.  These increases were partially offset by decreases in prepaid expenses and other assets of $3.7 million, related party receivables of $2.0 million from Merck, accounts payable of $7.2 million, deferred rent of $2.1 million and deferred revenue of $0.3 million.  The decrease in deferred revenue is primarily attributable to the completion of all remaining obligations associated with the initial upfront payment included within the transaction price received from Merck and the timing of revenue recognition as determined by using the cost‑based input method of revenue recognition in accordance with ASC 606.

During the nine months ended September 30, 2019, cash used in operating activities was $26.6 million, which consisted of a net loss of $26.9 million, adjusted for non-cash charges of $14.3 million and cash used through changes in operating assets and liabilities of $14.0 million. The non-cash charges consisted primarily of stock-based compensation expense of $9.4 million and depreciation expense of $5.8 million. The change in operating assets and liabilities was primarily due to a decrease in related party receivables of $3.7 million, an increase in prepaid expenses and other current assets of $4.3 million, a decrease in accounts payable of $1.3 million, increase in accrued expenses and other liabilities of $4.4 million and decreases in deferred rent and deferred revenue of $2.0 million and $14.5 million, respectively. The decrease in deferred revenue is primarily attributed to changes in revenue from the adoption of ASC 606 and the timing of advance payments from Merck related to the reimbursement of costs associated with research and development activities.

Cash Provided by Investing Activities

During the nine months ended September 30, 2020, cash provided by investing activities was $63.5 million, which consisted of $94.5 million in proceeds from the maturities of marketable securities, partially offset by purchases of marketable securities of $29.4 million and purchases of property and equipment of $1.6 million.

During the nine months ended September 30, 2019, cash provided by investing activities was $95.1 million, which consisted of $172.8 million in proceeds from the maturities of marketable securities, partially offset by purchases of marketable securities of $75.2 million and purchases of property and equipment of $2.4 million.

Cash Provided by Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities was $7.9 million, which consisted of proceeds from the issuance of common stock upon the exercise of previously granted stock options of $7.2 million and proceeds from the issuance of common stock in connection with our ESPP of $1.3 million, partially offset by deferred offering costs of $0.6 million associated with the filing of our registration statement on Form S-3 and the execution of the Sales Agreement with Jefferies.

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

Contractual Obligations

During the nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020.

Critical Accounting Policies and Estimates

Our MD&A is based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020.

Newly Issued Accounting Pronouncements

Except as described in Note 2 to the condensed consolidated financial statements under the headings “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted,” there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in our audited consolidated financial statements and notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020, that are of significance or potential significance to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2020, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

Below is a summary of the material factors that make an investment in our common stock speculative or risky.  This summary does not address all of the risks that we face.  Our business involves significant risks that may have a material adverse effect on our business, financial condition, results of operations, prospects and stock price. These risks are more fully described below and include, among others:

•

Our most advanced product candidate, aldafermin, is still in Phase 2 development and may fail to demonstrate safety and efficacy in ongoing and future clinical trials, may never achieve regulatory approval and may not be able to be successfully commercialized due to competition or other factors;

•	We have incurred net losses every year since our inception, expect to incur significant and increasing operating losses and may never become profitable;
•

All of our revenue for recent periods has been received from a single collaboration partner, Merck, and, under certain circumstances, Merck may unilaterally terminate its annual funding of our research and development programs, or terminate or shift the focus of its research and development funding;

•	We depend on our collaboration with Merck, and in the future may depend on collaborations with additional third parties, for the development and commercialization of our product candidates;
•

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all, and as a result, we may not complete the development and commercialization of our current product candidates or develop new product candidates;

•

We currently have no approved products or product revenue, and we will need to successfully complete preclinical and clinical testing of our product candidates before we can seek regulatory approval and potentially generate commercial sales;

•	Our product candidates must undergo rigorous clinical trials before seeking regulatory approvals, which could delay or prevent commercialization of our product candidates;
•	Clinical trials of our product candidates may fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or otherwise produce positive results;
•

The process of manufacturing aldafermin and our other biologic product candidates is complex, highly regulated and subject to several risks, including difficulties in production, particularly in scaling up and validating initial production and ensuring the avoidance of contamination and the risk of our reliance on single source suppliers;

•	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable;
•	Our future success depends in part on our ability to attract and retain highly skilled employees, including members of our current senior management team, especially Dr. Jin-Long Chen;
•

The COVID-19 pandemic continues to adversely impact our business and could materially and adversely affect our operations, as well as the businesses or operations of our manufacturers, CROs or other third parties with whom we conduct business;

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us;
•

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies, and we may not be able to protect our intellectual property rights throughout the world;

•

Our principal stockholders, including entities affiliated with The Column Group, Merck and management, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;

•	We may not be able to obtain and maintain the relationships with third parties that are necessary to develop, commercialize and manufacture some or all of our product candidates; and
•	The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Risks Related to Our Financial Results and Capital Needs

We have incurred net losses every year since our inception, expect to incur significant and increasing operating losses and may never be profitable. Our stock is a highly speculative investment.

We are a biopharmaceutical company that was incorporated in 2007 and commenced operations in early 2008. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each year since commencing operations. For the three and nine months ended September 30, 2020, our net losses were $29.8 million and $74.5 million, respectively, compared to net losses of $10.9 million and $26.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $270.6 million.

We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, our product candidates. We will require substantial additional capital to achieve our development and commercialization goals for our programs being conducted outside of the Merck collaboration, aldafermin and NGM395, for any future programs that Merck does not opt to license under the Collaboration Agreement and that we choose to develop, for any Merck-licensed programs that we opt to co-develop, and for any programs that Merck chooses to license under the Collaboration Agreement and later elects to terminate. We expect to incur substantial and increasing operating losses over the next several years as our research, development, manufacturing, preclinical studies, clinical trial and related activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, including those resulting from the evolving effects of the COVID-19 pandemic. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue beyond those generated pursuant to the Merck collaboration. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

All of our revenue for recent periods has been received from a single collaboration partner.

Since 2017, all of our revenue has been from our collaboration partner, Merck. Under the collaboration, Merck reimburses us for research and development activities up to $50 million per year, plus additional amounts up to the agreed upon annual caps, if certain conditions are met. Merck has exercised its option to extend the initial five-year research and early development program, which we refer to as the research phase of the collaboration, for an additional two years through March 16, 2022 and has the right to extend it again through March 16, 2024. If our research and development expenses for product candidates subject to the Merck collaboration exceed the funding caps provided in our Collaboration Agreement, which we expect to happen in the fiscal year ending December 31, 2020 and potentially thereafter, we will be required to devote our own financial resources toward the development of such product candidates or pause or suspend such development to remain within the funding caps.  For example, we recently decided to suspend activities related to NGM386 and NGM217 to concentrate our resources on our other Merck collaboration product candidates. In addition, if Merck elects not to exercise its remaining option to extend the research phase of the collaboration beyond March 16, 2022, which Merck may unilaterally elect to do at its sole discretion at any time before March 16, 2021, we would require significant additional capital in order to proceed with development and commercialization of any product candidates that had been subject to the Merck collaboration but Merck decides not to proceed with after termination of the research phase, or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization, which may not be possible, or we may be required to delay, scale back or discontinue development of such product candidates.

We currently have no source of product revenue and may never become profitable.

Our product candidates are in the early stages of development. To date, we have not generated any revenue from commercialization of our product candidates. We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials, receives regulatory approval and is successfully commercialized. As our product candidates are in Phase 2 trials or in earlier stages of development, we do not expect to receive revenue from those product candidates for a number of years, if ever. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Other than our agreement with Merck, we currently have no such agreements that could provide us with material, ongoing future revenue and we may never enter into any such agreements.

Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our or our current collaborator’s and potential future collaborators’ ability to:

•	successfully complete research and clinical development of current and future product candidates;
•

establish and maintain supply and manufacturing relationships with third parties, and ensure adequate, scaled up and legally compliant manufacturing of bulk drug substances and drug products to maintain sufficient supply;

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

As a research and development company, our operations have consumed substantial amounts of cash since inception and we will require additional capital to finance our operations and pursue our strategy, which may not be available to us on acceptable terms, or at all.  We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly to the extent that product candidates whose costs are not included in the Merck collaboration, such as aldafermin and NGM395, advance in clinical development.  In addition, we may be required to develop and implement additional clinical study policies and procedures to mitigate the evolving effects of the COVID-19 pandemic, which could significantly increase our research and development expenses.  We believe that our existing $287.9 million of cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to fund our operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are available for issuance. We plan to continue to fund our operations and pursue our strategy through public or private equity or debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements or a combination of these. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section.

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
•

whether Merck terminates the research phase of the collaboration under pre-specified circumstances set forth in the Collaboration Agreement or terminates a program that it has licensed (such as Merck’s termination of its license for NGM395 and NGM386);

•	whether Merck exercises its remaining option to extend the research phase of the collaboration which would trigger an extension payment to us;
•

whether we exceed the funding caps provided in our Collaboration Agreement, which we expect to happen in the fiscal year ending December 31, 2020 and potentially thereafter, which would require us to devote our own financial resources toward the development of programs and product candidates subject to the Merck collaboration during the current two-year extension of the research phase or delay, scale back or discontinue such development;

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

•	the effect of products that may compete with our product candidates or other market developments;
•	market acceptance of any approved product candidates, including product pricing and product reimbursement by third-party payors;
•	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing;

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

Unless and until we can generate a sufficient amount of revenue from approved products, we will require additional capital to discover, develop, obtain regulatory approval for and commercialize our current and future product candidates. We do not have any committed external source of funds, other than pursuant to our collaboration with Merck, which is limited in scope and duration, and may be unilaterally terminated by Merck under certain circumstances.

We plan to finance our future cash needs through the Sales Agreement or other public or private equity or debt offerings, government or other third-party funding, product collaborations, strategic alliances, licensing arrangements or a combination of these. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all, including pursuant to the Sales Agreement, and our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, the evolving effects of the COVID-19 pandemic. Our existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities or debt, including pursuant to the Sales Agreement. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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
•

seek strategic alliances for research and development programs when we otherwise would not, or at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or

•

enter into product collaborations that would generally require us to relinquish, or license on potentially unfavorable terms, our rights to intellectual property, product candidates or products that we otherwise would seek to develop or commercialize ourselves, and we may not be able to enter into such agreements on acceptable terms, if at all.

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
•

delays in enrolling participants into clinical trials, such as the slower pace of enrollment we have experienced, from time to time, in our ALPINE 4 and CATALINA trials, including as a result of the evolving effects of the COVID-19 pandemic;

•

delays in key trial activities and patient enrollment or diversion of healthcare resources as a result of the evolving effects of the COVID-19 pandemic, such as the slower pace of clinical trial site initiation in our ALPINE 4 and CATALINA trials;

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

•	the need to repeat clinical trials as a result of inconclusive or negative results, poorly executed testing or changes in required endpoints by the FDA or comparable foreign authorities;
•	insufficient supply or deficient quality of drug substance, drug product or other clinical trial materials necessary to conduct our clinical trials;
•	unfavorable FDA or comparable foreign authority inspection and review of a clinical trial site or records of any clinical or preclinical investigation;
•	serious and unexpected drug-related adverse effects experienced by participants in our clinical trials; or
•	the placement of a clinical hold on a trial by the FDA or comparable foreign authorities.

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

To date, the data supporting our drug discovery and development programs are derived from laboratory and preclinical studies and earlier-stage clinical trials. Despite the results reported in our Phase 1 and 2 clinical trials for aldafermin, in Phase 1 clinical trials for NGM313, NGM621 and NGM120 and in preclinical studies for our other product candidates, future clinical trials in humans may show that one or more of our product candidates are not safe and effective, in which event we may need to abandon development of such product candidates. It is impossible to predict when or if any of our product candidates will prove safe and effective in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, these compounds might not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways.

Further, we expect that certain of our current product candidates will, and future product candidates may, require chronic administration. The need for chronic administration increases the risk that participants in our clinical trials will fail to comply with our dosing regimens. If participants fail to comply, we may not be able to generate clinical data in our trials acceptable to the FDA or foreign regulatory authorities. The need for chronic administration also increases the risk that our clinical drug development programs may not uncover all possible adverse events that patients who take our products may eventually experience. The number of patients exposed to treatment with, and the average exposure time to, our product candidates in clinical development programs may be inadequate to detect rare adverse events or chance findings that may only be detected once our products are administered to more patients and for longer periods of time.

If we are unable to successfully discover, develop or enable our collaborators to develop drugs that are effective and safe in humans, we will not have a viable business.

Success in preclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials.

Success in preclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of our product candidates. Similarly, preliminary data and interim results from clinical trials may not be predictive of final results. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For example, the results we obtained in our Phase 1 trials of aldafermin and in our completed Phase 2 trial, including the data from the fourth and final 24-week expansion cohort of that trial in patients with fibrosis stage F2 or F3 NASH, may not be indicate of the future results we obtain from our ongoing ALPINE 2/3 and ALPINE 4 trials and any Phase 3 trial.

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

Conducting clinical trials for any of our product candidates for approval in the United States requires filing an IND application and reaching agreement with the FDA on clinical protocols, finding appropriate clinical trial sites and clinical investigators, securing approvals for such studies from the IRB for each such site, manufacturing clinical quantities of product candidates and supplying drug product to clinical trial sites. Currently, we have regulatory approval to conduct clinical trials in the United States for aldafermin for the treatment of NASH and primary biliary cholangitis (“PBC”), for NGM621 for the treatment of GA secondary to AMD and for systemic administration and for NGM120 for treatment of solid tumors and pancreatic cancer. We also have regulatory approval to conduct clinical trials in Australia for aldafermin for the treatment of NASH and for NGM395 for the treatment of metabolic syndrome. More recently, we obtained regulatory approval to conduct clinical trials in Spain, France, the United Kingdom, Belgium and Poland for aldafermin for the treatment of NASH.

We cannot guarantee that we will be able to successfully accomplish required regulatory activities or all of the other activities necessary to initiate and complete clinical trials. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products. For example, we have experienced, from time to time, a slower pace of clinical trial site initiation and enrollment than originally anticipated in certain of our clinical trials, including the ALPINE 4 and the CATALINA trials, as a result of the evolving effects of the COVID-19 pandemic, and if the evolving effects of the COVID‑19 pandemic become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects. In any event, we do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we continue to experience delays in clinical testing. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events that may result in a delay or failure to successfully complete clinical development include:

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

•

delays in patient enrollment, such as the slower pace of enrollment we have experienced, from time to time, in our ALPINE 4 and CATALINA trials, including as a result of the evolving effects of the COVID-19 pandemic;

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

In particular, there is significant competition for recruiting NASH patients in clinical trials. In the first quarter of 2020, we announced that enrollment in our ALPINE 2/3 clinical trial of aldafermin had been delayed beyond our initial projections. In addition, clinical trial enrollment generally continues to be affected by the effects of the COVID-19 pandemic, including due to delays in additional clinical trial site initiation, suspension of enrollment at clinical trial sites or patient reluctance to participate in a clinical trial during quarantines or shelter-in-place orders or otherwise, particularly in medically vulnerable patient populations. We or our partners may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all.

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
•

the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, financial difficulties of our contract manufacturers, including as a result of the evolving effects of the COVID-19 pandemic, natural disasters, power failures, local political unrest and numerous other factors; and

•

any adverse developments affecting manufacturing operations or the scale up of manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our product candidates. We may also have to record inventory write-offs and incur other charges and expenses for product candidates or drug substances that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

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

In addition, the operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise. As an example, President Trump has invoked the Defense Production Act pursuant to which the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to treat COVID-19 patients or to produce or distribute vaccines, which could require our third-party manufacturers to allocate manufacturing capacity in a way that delays or interrupts our supply of clinical trial materials.

For example, we have entered into a Development and Manufacturing Services Agreement with Lonza Sales AG (“Lonza”) for the production of Phase 3 and commercial supplies of the aldafermin drug substance. If Lonza or our drug product manufacturer are not able to provide us with sufficient quantities of aldafermin for our clinical trials on a timely basis, or at all, whether due to production shortages or other supply delays or interruptions resulting from the ongoing COVID-19 pandemic or otherwise, our clinical trials or regulatory approval may be delayed. In this regard, although significant portions of our research and development resources are focused, and will continue to be focused, on activities required to prepare aldafermin for potential regulatory approval for the treatment of NASH, including manufacturing of clinical trial materials and preparation for potential Phase 3 testing, if Lonza and/or our drug product manufacturer experience difficulties in scaling production or experience product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error or improper storage conditions, the potential Phase 3 testing of aldafermin would be delayed, perhaps substantially, which could materially and adversely affect our business. Moreover, our aldafermin drug product manufacturer has advised us that it could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines. If Lonza Sales AG and/or our aldafermin drug product manufacturer become subject to acts or orders of U.S. or foreign government entities to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines or medical supplies needed to treat COVID-19 patients, this could also delay, perhaps substantially, the potential Phase 3 testing of aldafermin which could materially and adversely affect our business. Refer also to the risk factor entitled “Our business is currently adversely affected and could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, including by the evolving effects of the COVID‑19 pandemic. The COVID-19 pandemic continues to adversely impact our business and could materially and adversely affect our operations, as well as the businesses or operations of our manufacturers, CROs or other third parties with whom we conduct business.”

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Additional clinical trials may be required to evaluate the safety profile of our product candidates. Serious adverse events that were reported in the aldafermin treatment arms from our completed Phase 1 and Phase 2 clinical trials of aldafermin include: moderate dizziness, community acquired pneumonia, iron deficiency anemia, fractured finger, pneumonitis/alveolitis, acute pancreatitis, pneumonia, pleurisy, non-myocardial infarction cardiac arrest, chest pain, vertigo, headache, accelerated hypertension, kidney mass, bowel obstruction, bilirubin increase, cholangitis, progression of primary sclerosing cholangitis (“PSC”), intervertebral discitis, rectal bleeding and post-biopsy bleeding.  In our ongoing Phase 2 study with aldafermin, the following serious adverse events were reported, but were deemed by the investigators to be unrelated to the treatment with aldafermin: gallbladder injury due to biopsy, suicide attempt and bronchogenic cyst.  In our completed Phase 1 and Phase 1b clinical trials of NGM313, there were two reported serious adverse events in the NGM313 treatment arms: cholecystitis and rectal bleeding due to hemorrhoids, both of which were deemed by the investigators to be unrelated to treatment with NGM313. In our completed Phase 1 clinical trial of NGM120, there were two reported serious adverse events in the NGM120 treatment arms: renal colic and bipolar disorder, both of which were deemed by the investigators to be unrelated to treatment with NGM120.  In our ongoing Phase 1a/1b trial of NGM120 evaluating NGM120 as a monotherapy in patients with select advanced tumors and in combination with two chemotherapeutic agents in patients with metastatic pancreatic cancer, there have been a number of serious adverse events, including sepsis, neutropenia, pulmonary embolism, pleural effusion, non-cardiac chest pain, renal failure, acute kidney injury and encephalopathy, none of which were deemed related to treatment with NGM120 after medical safety review.  In our completed Phase 1 and ongoing Phase 2 clinical trials of NGM621, there have been no reported serious adverse events.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical companies, including AbbVie, Allergan, AstraZeneca, Bayer, Boerhinger Ingelheim, Bristol-Myers Squibb, Eisai, Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Novo Nordisk, Pfizer, Roche, Sanofi and Takeda, as well as large and small biotechnology companies such as 89Bio, Akero, Albireo, Alentis, Amgen Inc. (“Amgen”), Apellis, Ascletis, Axcella, Bird Rock, Can-Fite, Cirius, Enanta, Galectin, Galmed, Gilead, Glympse, Immuron, Intercept, Inventiva, Iveric, Madrigal, MannKind, MediciNova, Metacrine, Mirum, Nalpropion, North Sea, Promethera, Salix, Scholar Rock, Seal Rock, Terns, Tiziana, Viking and Vivus, are pursuing the development or marketing of pharmaceuticals that target the same diseases that are targeted by our most advanced product candidates. It is probable that the number of companies seeking to develop products and therapies for the treatment of liver and metabolic diseases, retinal diseases and cancer will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products or for other products that would compete with our product candidates. Many of our competitors have established distribution channels and commercial infrastructure to support the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

If aldafermin or NGM313 were approved for the treatment of NASH, future competition could also arise from products currently in development, including: cenicriviroc, an immunomodulator that blocks CCR2 and CCR5, from Allergan; firsocostat, an ACC inhibitor, and cilofexor, an FXR agonist, both from Gilead; OCA, an FXR agonist, from Intercept; resmetirom, a beta-thyroid hormone receptor agonist, from Madrigal; pegbelfermin, a PEGylated FGF21 analog, from Bristol-Myers Squibb; AKR-001, an Fc conjugated FGF21 analog, from Akero;  FXR agonists from Metacrine; FXR agonists from Novartis; a beta-thyroid hormone receptor agonist from Viking; semaglutide, a GLP-1 analog, from Novo Nordisk; and lanifibranor, a pan-PPAR agonist from Inventiva.  The foregoing competitive risks apply to aldafermin, any variants of aldafermin, including the second-generation, half-life extended version of FGF19 we are currently developing, and NGM313.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. In many regions, including Europe, Japan and Canada, the pricing of prescription drugs is controlled by the government. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. Regulatory agencies in those countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or limit our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenue we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There remain executive, judicial and congressional challenges to certain aspects of the ACA.

In addition, while Congress has not passed comprehensive legislation repealing the ACA, it has introduced legislation to modify certain provisions. Congress will likely consider other legislation to modify or replace additional elements of the ACA. It is unclear how these efforts to repeal and replace the ACA, or other appeals, will impact the ACA and our business.   For example, the 2017 Tax Act repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage that is commonly referred to as the “individual mandate.” In December 2019, a U.S. District Court upheld a ruling that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In March 2020, the Supreme Court of the United States agreed to hear the appeal of this decision. It is unclear how such litigation and other efforts to challenge, repeal, or replace the ACA will impact the ACA or our business.

Other legislative changes that have affected or may affect our industry include the Budget Control Act of 2011 which has triggered automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. Recently, there has also been increasing executive, legislative and enforcement interest in the United States with respect to drug pricing practices. There have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare.   It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.  Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

We cannot predict the likelihood, nature, or extent of healthcare reform initiatives that may arise from future legislation or administrative action, particularly as a result of the recent presidential election. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we or our collaborator obtains marketing approval. Our arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products for which we or our collaborator obtains marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, also imposes obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses, and their business associates that perform certain services involving the use or disclosure of individually identifiable health information as well as their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Open Payments program, created under Section 6002 of the ACA and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services (“ HHS”) information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to the HHS ownership and investment interests held by physicians (as defined above) and their immediate family members.  Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and local laws requiring the registration of pharmaceutical sales representatives; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our former facility was subject to electrical blackouts as a result of a shortage of available electrical power. Future blackouts, which may be implemented by the local electricity provider in the face of high winds and dry conditions, could disrupt the operations of our current facility. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a complete recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business.  Our sole supplier of clinical drug substance for NGM313, NGM120, NGM621, NGM395 and NGM707 is located in a region that has experienced recent political unrest.

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

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work environment for a vast majority of our employees in March 2020, while maintaining essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite safety procedures. In June 2020, following updated guidance issued by federal, state and local authorities, we re-opened our laboratory facilities for research activities that cannot be conducted remotely with heightened safety measures designed to minimize occupational exposure and reduce transmission of COVID-19 within our workplace. Although we have re-opened our laboratory facilities under these heightened safety measures, we may be forced to, or determine that we should, resume a more restrictive remote work model. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we have made and may make in the future with respect to our onsite operations. Further, the effects of current and future governmental shelter-in-place orders and our remote work policies may materially and adversely impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could materially and adversely impact our business, financial condition, results of operations and growth prospects.

As the pandemic continues, there may be continuing negative impacts on our ability to initiate new clinical trial sites, maintain enrollment of existing patients and enroll new patients, which may impact timelines in the future. Our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also continue to prohibit or discourage patients from enrolling in, or continuing to participate in, our clinical trials. Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID‑19 and if their health is impacted by COVID-19 it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials, many of whom are particularly vulnerable, may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to an unwillingness to travel to sites for required screening and clinical trial visits and procedures. In this regard, we have experienced, from to time, a slower pace of clinical site initiation and enrollment than anticipated in certain of our clinical trials, including the ALPINE 4 and CATALINA 2 trials, due to factors such as the vulnerability of our studied patient populations, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders, among other factors. Enrolled patients may be unable to comply with clinical trial protocols if quarantines, shelter-in-place and similar restrictions continue to impede patient movement or interrupt healthcare services. Accordingly, we have developed and implemented additional clinical study policies and procedures designed to help protect patients from COVID-19 exposure as a result of their trial participation, which include the use of telemedicine visits, remote monitoring of patients and clinical trial sites, and other measures designed to ensure that data from clinical trials that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with cGCPs, with any material protocol deviation reviewed and approved by the clinical trial site IRB. If any of the foregoing efforts to mitigate the impact of the COVID-19 pandemic are not successful, or if the effects of the COVID‑19 pandemic become more severe, it could materially and adversely affect our clinical development timelines and our ability to obtain regulatory approvals of our product candidates, and could significantly increase our costs.

We could also see an adverse impact on our ability to report clinical trial results, or interact with regulators, IRBs and ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. Moreover, we rely on CROs and other third parties to assist us with clinical development activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

In addition, quarantines, shelter-in-place and similar government orders could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Likewise, the operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise.  In particular, some of our suppliers of certain materials used in the production of our drug products are located in Europe. In this regard, any manufacturing supply interruption of aldafermin, which is currently manufactured by Lonza at facilities in Switzerland, or our other product candidates, which are currently manufactured at a facility in Lithuania, could adversely affect our ability to conduct ongoing and future clinical trials of aldafermin and our other product candidates. For example, although significant portions of our research and development resources are focused, and will continue to be focused, on activities required to prepare aldafermin for potential regulatory approval for the treatment of NASH, including manufacturing of clinical trial materials and preparation for potential Phase 3 testing, if Lonza and/or our drug product manufacturer experience difficulties in scaling production or experience product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error or improper storage conditions, the potential Phase 3 testing of aldafermin would be delayed, perhaps substantially, which could materially and adversely affect our business. Moreover, our aldafermin drug product manufacturer has advised us that it could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines. If Lonza Sales AG and/or our aldafermin drug product manufacturer become subject to acts or orders of U.S. or foreign government entities to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines or medical supplies needed to treat COVID-19 patients, this could also delay, perhaps substantially, the potential Phase 3 testing of aldafermin which could materially and adversely affect our business. In any event, if the evolving effects of the COVID-19 pandemic become more severe or more acutely impact geographies with particular relevance to our business, we could experience significant disruptions to our current and potential future clinical development timelines, impacts on our ability to obtain regulatory approvals of our product candidates and increases in our costs, all or any of which would adversely affect our business, financial condition, results of operations and growth prospects.

In addition, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us. In addition, the current recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. We also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Collaboration Agreement or to exercise its remaining option to extend the research phase of the collaboration beyond March 16, 2022.

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

In February 2015, we entered into a collaboration with Merck focused on the discovery, development and commercialization of biologics, excluding aldafermin, and including a license to our GDF15 receptor agonist program product candidates, NGM386 and NGM395. In November 2018, Merck exercised its option to license NGM313. In 2019, Merck exercised its option to extend the research phase of the collaboration for an additional two years, from March 17, 2020 through March 16, 2022, and terminated its license to the GDF15 receptor agonist program.

The Merck collaboration involves a complex allocation of rights, provides for substantial research and development support, provides for additional payments upon Merck’s election, if exercised in its unilateral discretion, to further extend the term of the research program for an additional two years and provides us with either milestone payments based on the achievement of specified clinical development, regulatory and commercial milestones and royalty-based revenue if certain product candidates are successfully commercialized or a cost and profit sharing arrangement with the possibility that we would provide sales representatives to co-detail the product candidates that Merck elects to advance in the United States. We cannot predict the success of the collaboration, whether Merck will exercise its remaining option to extend the research phase of the collaboration or whether Merck will exercise its option to license additional product candidates or whether Merck will terminate its license to a licensed program.

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

•

Collaborators might opt not to pursue development and commercialization of our product candidates or not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities. For example, under our agreement with Merck, it is possible for Merck to unilaterally terminate the NGM313 program and any other program (whether or not we have exercised our cost and profit sharing option) upon prior written notice, such as it did for NGM386 and NGM395, without triggering a termination of the remainder of the collaboration arrangement. In addition, Merck might opt not to exercise its option to acquire a license to a product candidate that has generated proof-of-concept data.

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

Under the Collaboration Agreement, Merck has the unilateral right to terminate all or part of the agreement at certain times and under certain circumstances. Merck may unilaterally terminate the research phase of the collaboration program effective March 17, 2022 by providing notice to us prior to March 17, 2021. Merck may also unilaterally terminate its annual funding of the research program prior to March 17, 2022 if we are acquired by a third party or if we are in material uncured breach of our obligations under the research and early development program. After the current research phase of the collaboration or, if Merck again exercises its option to extend the research phase of the collaboration, after such extension period, Merck may unilaterally terminate the overall agreement for convenience upon written notice and subject to certain limitations.

Subject to certain limitations, Merck may partially terminate the Collaboration Agreement for convenience as it relates to NGM313 or any future licensed program. For example, Merck terminated its license to our GDF15 receptor agonist program, including NGM395 and NGM386, in May 2019. Merck may also unilaterally terminate the agreement as it relates to its rights to research and develop small molecule compounds. It may also unilaterally terminate the agreement with respect to a specific licensed program in the event of an uncured material breach by us. If Merck terminates a program as a result of our uncured material breach, then we would lose our option to participate in global cost and profit sharing if not yet exercised as of the time of termination, and lose our co-detailing option (whether or not exercised as of that time) for the relevant licensed program.

If Merck terminates funding, terminates the Collaboration Agreement, decides not to further extend the research phase of the collaboration or shifts the focus of its research and development funding, it would delay or preclude our ability complete our research and development programs, which would materially and adversely affect our business. For example, if Merck elects not to exercise its remaining option to extend the research phase of the collaboration beyond March 16, 2022, which Merck may unilaterally elect to do at its sole discretion, we would require significant additional capital in order to proceed with development and commercialization of any product candidates that had been subject to the Merck collaboration but Merck decides not to proceed with after termination of the research phase, or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization, which may not be possible, or we may be required to delay, scale back or discontinue development of such product candidates.

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

If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we or our collaborator may need to manufacture it in larger quantities. We intend to use third-party manufacturers for commercial quantities of aldafermin, NGM120, NGM621, NGM395 and NGM707, to the extent we advance these product candidates, and will rely on Merck to determine whether to utilize a third-party manufacturer or internal manufacturing capacity for NGM313 and other licensed product candidates. Our or our collaborator’s manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we or our collaborator are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our or our collaborator’s failure or the failure of third-party manufacturers to comply with the FDA’s current Good Manufacturing Practices (“cGMP”) and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to delay, scale back or discontinue the development of any product candidate for which we are seeking a collaboration, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical studies and for commercial supply of any of these product candidates for which we or our collaborator obtains marketing approval. To date, we have obtained aldafermin, NGM313, NGM120, NGM621, NGM395 and NGM707 for preclinical and clinical studies from third-party manufacturers. Other than our supply agreement with Lonza for aldafermin drug substance, we do not have a long-term supply agreement with any third-party manufacturer.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates or any future products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.  Refer also to the risk factor entitled “We are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.”

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

We do not currently own or have a license to any issued patents that cover our NGM621 product candidate, although it is disclosed and claimed in our pending U.S. non-provisional and/or national stage applications in particular foreign countries.  Likewise, we do not currently own or have a license to any issued patents that cover our NGM707 product candidate, although it is disclosed and claimed in our pending U.S. provisional application(s). The patent landscape surrounding NGM621 and NGM707 is crowded, and there can be no assurance that we will be able to secure patent protection that would adequately cover such product candidates, nor can there be any assurance that we would obtain sufficiently broad claims to be able to prevent others from selling competing products.

Any changes we make to our product candidates, including aldafermin, NGM313, NGM120, NGM621, NGM395 and NGM707, to cause them to have what we view as more advantageous properties may not be covered by our existing patents and patent applications, and we may be required to file new patent applications and/or seek other forms of protection for any such altered product candidates. The patent landscape surrounding the technology underlying our product candidates is crowded, and there can be no assurance that we would be able to secure patent protection that would adequately cover an alternative to our aldafermin molecule, including half-life extending formulation enhancements or the half-life extended variants of FGF19 that we are developing, NGM313, NGM120, NGM621, NGM395 and NGM707 or any of our other product candidates.

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

Several third parties are actively researching and seeking and obtaining patent protection in the liver and metabolic diseases, retinal diseases and cancer fields, and there are issued third-party patents and published third-party patent applications in these fields. The patent landscape around our aldafermin, NGM313, NGM120, NGM621, NGM395 and NGM707 product candidates is complex, and we are aware of several third-party patents and patent applications containing claims directed to compositions of matter, methods of use and related subject matter, some of which pertain, at least in part, to subject matter that might be relevant to our product candidates. However, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates and technologies.

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

We are aware of several third-party patents and patent applications containing claims directed to compositions of matter, methods of use and related subject matter, some of which pertain, at least in part, to subject matter that might be relevant to our aldafermin, NGM313, NGM120, NGM621, NGM395 and NGM707 product candidates. We are not aware of any facts that would lead us to conclude that the valid and enforceable claims of any third-party patents would reasonably be interpreted to encompass our product candidates, unless we are unsuccessful in our opposition of any of the granted European patents that are discussed below, or any appeals stemming therefrom. As to pending third-party applications, we cannot predict with any certainty the claims that will issue, if any, or the scope of such issued claims.

We filed an opposition in the European Patent Office (“EPO”) against a patent, granted to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”), claiming the use of MIC-1, also known as GDF15, for the treatment of obesity. The Opposition Division of the EPO upheld the patent as granted in the first instance proceedings. We appealed this decision to the Board of Appeals but subsequently withdrew from the opposition. The opposition proceedings were terminated with the patent being maintained. We may not be able to commercially launch NGM395 in Europe for the treatment of obesity without a license from St. Vincent’s or until after the patent’s expiration, which is currently scheduled for April 2025. There is no assurance that such a license, if necessary, can be obtained from St. Vincent’s on commercially reasonable terms, or at all.

We filed an opposition in the EPO against a patent, granted to Amgen, claiming the use of GDF15 polypeptides for the treatment of several metabolic disorders, including obesity. At the first instance proceedings, the Opposition Division of the EPO maintained the patent in view of amendments to the patent and statements by Amgen disclaiming the treatment of obesity. We appealed to the Board of Appeals at the EPO the Opposition Division’s decision to maintain the Amgen patent. Should the patent be upheld on appeal or should we decide not to pursue the appeal, we may not be able to commercially launch NGM395 in Europe for the treatment of any metabolic orders encompassed by the claims without a license from Amgen or until after the patent’s expiration, which is currently scheduled for April 2032. There is no assurance that such a license, if necessary, can be obtained from Amgen on commercially reasonable terms, or at all.

We filed an opposition in the EPO against a patent, granted to Genentech, Inc., claiming the use of an anti‑KLB agonistic antibody for the treatment of diabetes mellitus or insulin resistance. The opposition is now terminated and the patent has been revoked in its entirety.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The market price for our common stock has fluctuated significantly from time to time, for example, varying between a high of $23.95 on June 17, 2020 and a low of $8.81 on October 7, 2019. The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•

developments associated with our collaboration with Merck, including Merck’s failure to exercise its remaining unilateral option to extend the research phase of the collaboration, any termination of the collaboration, or other change in our relationship with Merck;

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

Holders of stock in companies that have a volatile stock price frequently bring securities class action litigation against the company that issued the stock. We may be the target of this type of litigation in the future. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit and the time and attention of our management could be diverted from other business concerns, either of which could seriously harm our business.  Refer also to the risk factor entitled “Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.”

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

•

the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer; and

•

the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act, and instead provide a reduced level of disclosure concerning executive compensation.

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

For the trading days during the three months ended September 30, 2020, the average daily trading volume for our common stock on the Nasdaq Global Select Market was only 290,811 shares.  As a result, sales of a substantial number of shares of our common stock in the public market, including pursuant to the Sales Agreement or the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  In addition, as a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction.  The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.  Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Shares issued to Merck in the private placement that occurred concurrently with our IPO became available for sale in the public market beginning on March 17, 2020, subject to the condition of Rule 144 under the Securities Act.

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

Certain provisions in our agreement with Merck may also deter a change of control. For example, under our agreement with Merck, a change of control gives Merck the right to terminate the research phase of the collaboration as well as additional rights if our acquirer is a qualifying large pharmaceutical company or has a research, development or commercialization program that competes with a program licensed by Merck.

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

General Risk Factors

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38853	3.1	4/8/19
3.2	Amended and Restated Bylaws	S-1	333-227608	3.4	9/28/18
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
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

NGM Biopharmaceuticals, Inc.

Date: November 12, 2020	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director
Date: November 12, 2020	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer