Form 10-Q
period 2021-03-31
NGM BIOPHARMACEUTICALS INC
filed 2021-05-06
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(650) 243-5555
(Registrant’s telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2021, the registrant had 77,018,206 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020*
Assets
Current assets:
Cash and cash equivalents	$148,113	$147,017
Short-term marketable securities	264,543	148,139
Related party receivable from collaboration	325	333
Related party contract asset	4,600	6,100
Prepaid expenses and other current assets	8,268	6,837
Total current assets	425,849	308,426
Property and equipment, net	13,733	14,526
Restricted cash	1,499	1,499
Other non-current assets	4,460	4,592
Total assets	$445,541	$329,043
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,535	$9,663
Accrued liabilities	29,763	29,945
Deferred rent, current	3,011	2,975
Total current liabilities	40,309	42,583
Deferred rent, non-current	5,655	6,417
Total liabilities	45,964	49,000
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 76,913,578 and 70,585,364 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	77	71
Additional paid-in capital	725,693	578,599
Accumulated other comprehensive income (loss)	(18)	4
Accumulated deficit	(326,175)	(298,631)
Total stockholders' equity	399,577	280,043
Total liabilities and stockholders' equity	$445,541	$329,043
See accompanying notes to unaudited condensed consolidated financial statements.
*The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Related party revenue	$21,575	$24,364
Operating expenses:
Research and development	40,699	38,439
General and administrative	8,721	6,595
Total operating expenses	49,420	45,034
Loss from operations	(27,845)	(20,670)
Interest income, net	114	1,175
Other income, net	187	380
Net loss	$(27,544)	$(19,115)
Net loss per share, basic and diluted	$(0.36)	$(0.28)
Weighted average shares used to compute net loss per share, basic and diluted	76,034,145	67,396,229
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(27,544)	$(19,115)
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale marketable securities	(22)	(80)
Total comprehensive loss	$(27,566)	$(19,195)
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	70,583	$71	$578,599	$4	$(298,631)	$280,043
Issuance of common stock under offering, net of issuance costs	5,324	5	134,565			134,570
Issuance of common stock upon exercise of stock options	1,001	1	5,906	—	—	5,907
Vesting of common stock from early exercises	5	—	41	—	—	41
Stock-based compensation expense	—	—	6,582	—	—	6,582
Changes in unrealized loss on available-for-sale securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(27,544)	(27,544)
Balance at March 31, 2021	76,913	$77	$725,693	$(18)	$(326,175)	$399,577

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	66,886	$67	$526,771	$25	$(196,144)	$330,719
Issuance of common stock upon exercise of stock options	984	1	3,590	—	—	3,591
Vesting of common stock from early exercises	21	—	162	—	—	162
Stock-based compensation expense	—	—	3,695	—	—	3,695
Changes in unrealized loss on available-for-sale securities	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(19,115)	(19,115)
Balance at March 31, 2020	67,891	$68	$534,218	$(55)	$(215,259)	$318,972
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(27,544)	$(19,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,554	1,731
Amortization of premium (discount) on marketable securities	570	(122)
Stock-based compensation expense	6,582	3,695
Other non-cash (income) expenses, net	(315)	120
Changes in operating assets and liabilities:
Related party receivable from collaboration	8	4,464
Related party contract asset	1,500	—
Prepaid expenses and other assets	(1,299)	(2,005)
Accounts payable	(2,128)	(5,343)
Accrued liabilities	(427)	3,026
Deferred rent	(726)	(689)
Deferred revenue	—	(4,872)
Net cash used in operating activities	(22,225)	(19,110)
Cash flows from investing activities
Purchase of marketable securities	(144,996)	(29,399)
Proceeds from sales and maturities of marketable securities	28,000	56,837
Purchase of property and equipment	(160)	(565)
Net cash provided by (used in) investing activities	(117,156)	26,873
Cash flows from financing activities
Net proceeds from follow on offering	134,570	—
Proceeds from issuance of common stock upon exercise of stock options	5,907	3,591
Net cash provided by financing activities	140,477	3,591
Net increase in cash and cash equivalents	1,096	11,354
Cash, cash equivalents and restricted cash at beginning of period	148,516	247,472
Cash, cash equivalents and restricted cash at end of period	$149,612	$258,826
Non-cash investing and financing activities:
Vesting of common stock from early exercises	41	162
Property and equipment purchases accrued and not yet paid	637	270
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and Regulation S-X for interim consolidated financial information. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the United States Securities and Exchange Commission, or SEC, on March 15, 2021. These unaudited condensed consolidated financial statements reflect all adjustments that management believes are necessary for a fair presentation of the periods presented. All such adjustments are of a normal recurring nature and are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.
These unaudited condensed consolidated financial statements include the consolidated accounts of NGM Biopharmaceuticals, Inc. and its wholly-owned foreign subsidiary in Australia. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Specific accounts that require management estimates include, but are not limited to, the valuation of common stock and the associated stock-based compensation expense, contract manufacturing accruals, clinical trial accruals and revenue recognition in accordance with Accounting Standards Codification 606 or, ASC 606. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Uses and Sources of Liquidity
Since inception, the Company has incurred net losses and negative cash flow from operations. During the three months ended March 31, 2021, the Company incurred a net loss of $27.5 million compared to $19.1 million for the three months ended March 31, 2020. As of March 31, 2021, the Company had an accumulated deficit of $326.2 million. The Company expects its accumulated deficit will increase significantly over time and does not expect to experience positive cash flows from operations in the near future.
As of March 31, 2021, the Company had $412.7 million of cash, cash equivalents and short-term marketable securities. In January 2021, the Company sold 5,324,074 shares of its common stock through an underwritten public offering at a price to the public of $27.00 per share for aggregate net proceeds to the Company of $134.6 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company. In June 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC. During the three months ended March 31, 2021, no shares of the Company's common stock were sold pursuant to the Sales Agreement. As of March 31, 2021, $127.4 million of the Company's common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
The Company believes its existing cash, cash equivalents and short-term marketable securities will be sufficient to fund its operations for a period of at least one year from the date of these unaudited condensed consolidated financial statements.
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
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with a bank it believes is highly creditworthy and with highly rated money market funds. As of March 31, 2021 and December 31, 2020, cash and cash equivalents consisted of bank deposits and investments in money market funds.
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
The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of March 31, 2021, the Company did not record any impairment related to other-than-temporary declines in the fair value of securities.
Restricted Cash
The Company’s restricted cash balance represents collateral required under the Company’s facility lease agreement and is classified as a non-current asset on the condensed consolidated balance sheets, as the collateral will not be returned to the Company within 12 months from the date of these condensed consolidated financial statements.
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

Related party receivables from collaborations are typically unsecured. Accordingly, the Company may be exposed to credit risk generally associated with its current collaboration agreement with Merck Sharp & Dohme Corp., or Merck, and any future collaboration agreements with other collaboration partners. To date, the Company has not experienced any losses related to these receivables.
Amounts recognized as revenue prior to the Company having an unconditional right (other than a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's condensed consolidated balance sheets. Although the Company expects to have an unconditional right to receive such amounts, the Company may be exposed to the risk of not receiving the recorded amounts under its current collaboration agreement with Merck and any future collaboration agreements with other collaboration partners. To date, the Company has not experienced any losses related to contract assets.
Merck accounted for 100% of the Company’s revenue for the three months ended March 31, 2021 and 2020.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of March 31, 2021 and December 31, 2020, no revision to the remaining useful lives or write-down of long-lived assets was required.
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
Revenue Recognition
Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606) requires an entity to recognize revenue upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the following five-step revenue recognition model outlined in ASC 606 to adhere to this core principle: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation.
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
The Company’s collaboration agreements may include contingent payments related to specified development and regulatory milestones or contingent payments for royalties based on sales of a commercialized product. Milestones can be achieved for such activities in connection with progress in clinical trials, regulatory filings in various geographical markets and marketing approvals from health authorities. Sales-based royalties are generally related to the volume of annual sales of a commercialized product. At the inception of each agreement that includes such payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or its partner’s control, such as those related to regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation based on a relative SSP basis. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of each such milestone and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Pursuant to the guidance in ASC 606, sales-based royalties are not included in the transaction price. Instead, royalties are recognized at the later of when the performance obligation is satisfied or partially satisfied, or when the sale that gives rise to the royalty occurs.
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
Comprehensive Loss
Comprehensive loss is composed of net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized gains or losses, net of taxes, on the Company’s marketable securities.
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
Net loss per share was computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(27,544)	$(19,115)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	76,034,145	67,396,229
Net loss per share—basic and diluted	$(0.36)	$(0.28)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	11,300,905	10,824,034
Shares committed under ESPP	291,992	396,360
Total	11,592,897	11,220,394
Segment and Geographical Information
The Company operates in one business segment. Substantially all of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. For the three months ended March 31, 2021 and 2020, the Company’s revenues were entirely within the United States based upon the location of the Company and Merck.
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
Recently Adopted Accounting Pronouncements
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (ASC 808): Clarifying the Interaction between ASC 808 and ASC 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer. In addition, ASC 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the participant is not a customer for that transaction. The Company adopted ASU 2018-18 effective January 1, 2021, noting no material impact on the Company’s results of operations and financial position.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. The Company adopted ASU 2019-12 effective January 1, 2021, noting no material impact on the Company’s results of operations and financial position.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases lease transparency and comparability among organizations. Under the new standard, lessees will be required to recognize right-of-use, or ROU, assets and lease liabilities arising from lease arrangements on the balance sheet, with the exception of leases with a term of twelve months or less, which permits a lessee to make an accounting policy election by class of underlying asset not to recognize the ROU assets and lease liabilities. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period financial statements and allows the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for certain ASUs including ASU 2016-02. In June 2020, due to the evolving impacts of the COVID-19 pandemic, the FASB issued ASU 2020-05, which further defers the effective date of ASU 2016-02, which is now effective for the Company’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.
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

3. Fair Value Measurements
Cash equivalents and marketable securities are classified as available-for-sale securities and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of March 31, 2021
Money market funds	$124,089	$—	$—	$124,089
U.S. government agencies securities	113,153	26	—	113,179
Corporate and agency bonds	76,474	1	(45)	76,430
Commercial paper	74,934	—	—	74,934
Totals	$388,650	$27	$(45)	$388,632
Classified as:
Cash and cash equivalents				$124,089
Short-term marketable securities (amortized cost of $264,561)				264,543
Total				$388,632

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2020
Money market funds	$137,658	$—	$—	$137,658
U.S. government agencies securities	98,647	9	(3)	98,653
Commercial paper	41,945	—	—	41,945
Corporate and agency bonds	7,543	—	(2)	$7,541
Totals	$285,793	$9	$(5)	$285,797
Classified as:
Cash and cash equivalents				$137,658
Short-term marketable securities (amortized cost of $148,135)				148,139
Total				$285,797
Cash and cash equivalents in the table above excludes cash on deposit with banks of $24.0 million and $9.4 million as of March 31, 2021 and December 31, 2020, respectively.
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
As of March 31, 2021 and December 31, 2020, the Company’s marketable securities had remaining contractual maturities less than one year. As of March 31, 2021, there were eleven marketable securities in an unrealized loss position compared to one marketable security in an unrealized loss position as of December 31, 2020. Marketable securities that had been in unrealized loss positions as of March 31, 2021 and December 31, 2020 had been in an unrealized loss position for less than 12 months. The Company does not intend to sell marketable securities that are in an unrealized loss position and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by major security type, our available-for-sale securities that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements
As of March 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$124,089	$—	$—	$124,089
U.S. government agencies securities	—	113,179	—	113,179
Commercial paper	—	74,934	—	74,934
Corporate and agency bonds	—	76,430	—	76,430
Totals	$124,089	$264,543	$—	$388,632

	Fair Value Measurements
As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$137,658	$—	$—	$137,658
U.S. government agencies securities	—	98,653	—	98,653
Commercial paper	—	41,945	—	41,945
Corporate and agency bonds	—	7,541	—	7,541
Totals	$137,658	$148,139	$—	$285,797
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
There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2021 and year ended December 31, 2020.
4. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$148,113	$147,017
Restricted cash	1,499	1,499
Total cash, cash equivalents and restricted cash	$149,612	$148,516

Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements	$25,880	$25,880
Laboratory equipment and office furniture	23,585	23,638
Computer equipment	1,271	1,271
Construction in process	521	48
Total property and equipment, gross	51,257	50,837
Less: accumulated depreciation and amortization	(37,524)	(36,311)
Total property and equipment, net	$13,733	$14,526
Depreciation expense was $1.6 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Clinical trials and research and development costs	$9,758	$9,316
Manufacturing costs	8,644	8,297
Personnel-related costs	5,962	8,921
Accrued expenses	5,399	3,411
Total accrued liabilities	$29,763	$29,945

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
Under the current terms of the Collaboration Agreement, if and when Merck elects to extend the research phase for an additional two years, the level of funding that Merck will provide to the Company during such extension will be negotiated at the time of the extension, subject to certain minimum and maximum funding limits based on a percentage of the then-existing funding. As part of the two-year extension through March 16, 2022, Merck agreed to continue to fund the Company’s research and development efforts up to $75.0 million each year consistent with the initial five-year term and, in lieu of a $20.0 million extension fee that would have otherwise been payable to the Company, Merck agreed to make additional payments totaling up to $20.0 million in support of the Company’s research and development program activities during 2021 and in the first quarter of 2022.
Under the current terms of the Collaboration Agreement, Merck was required to notify the Company no later than March 17, 2021 of its unilateral decision whether to exercise its option to extend the research phase of the collaboration for an additional two-year term through March 16, 2024. In March 2021, Merck initiated discussions with the Company with respect to elements of the ongoing collaboration that might be optimized to better address the evolving interests and priorities of both the Company and Merck during the remainder of the current research phase through March 16, 2022 and during any extension of the current research phase and any tail period after the end of the research phase (which tail period is discussed below). In this regard, the parties continue to negotiate potential modifications to the terms of the collaboration. In order to allow negotiations to proceed, the parties agreed to extend the March 17, 2021 deadline for Merck to deliver its extension notification decision until June 30, 2021.
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
Under the current terms of the Collaboration Agreement, upon completion of a human proof-of-concept study for a particular product candidate, regardless of the results of such study, Merck has the one-time option to obtain an exclusive, worldwide license, on specified terms, to that product candidate, as well as to all other molecules that are directed against the same target and that result in the same effect on such target, collectively referred to as a Merck Licensed Program. For each program that Merck licenses, Merck must pay the Company a one-time fee of $20.0 million. If Merck exercises its license option, Merck is responsible, at its own cost, for any further development and any commercialization activities for compounds within the applicable Merck Licensed Program, subject to the Company’s options to cost and profit share worldwide, and to co-detail those compounds in the United States. Where the Company exercises such an option, the compound is referred to as an NGM Optioned Product. If the Company elects to enter into a cost and profit share on an NGM Optioned Product, Merck has agreed to advance to the Company and/or assume up to 25% of the Company’s share of the global development costs, subject to an aggregate cap over the course of the collaboration. All amounts advanced or assumed accrue interest and would be recouped by Merck in full out of the Company’s share of any profits resulting from sales of the NGM Optioned Product before the Company is entitled to receive any of those profits. If the Company does not elect to enter into a cost and profit-sharing arrangement for a compound it has licensed to Merck, the Company is eligible to receive an aggregate of up to $449.0 million in pre-commercial milestone payments upon the achievement of specific clinical development and regulatory events with respect to the licensed compound for the first three indications in the United States, European Union, or EU, and Japan. The Company is also eligible to receive commercial milestone payments of up to $125.0 million and to receive royalties at ascending low-double digit to mid-teen percentage rates, depending on the level of net sales Merck achieves worldwide for each licensed compound.
Under the current terms of the Collaboration Agreement, the Company also granted Merck a worldwide, exclusive right to conduct research and development on, and to manufacture, use and commercialize, small molecule compounds identified or developed by Merck that have specified activity against any target that the Company is researching or developing under the research phase of the collaboration and that, but for use of the Company’s confidential and proprietary information, Merck would not have discovered. If Merck ultimately does not exercise its license option to a collaboration compound the Company has taken through a human proof-of-concept study that is directed to any such target, Merck’s research license for its own small molecule program with respect to such target will become non-exclusive, but it will retain an exclusive license to any small molecule compounds that it has, as of that time, identified and developed. Merck has sole responsibility for research and development of any of these small molecule compounds, at its own cost. The Company is eligible to receive milestone and royalty payments on small molecule compounds that are developed by Merck under such a license from the Company, in some cases at the same rates as those the Company is eligible to receive from Merck for a Merck Licensed Program originating from the Company’s own research and development efforts, provided that, but for use of the Company’s confidential and proprietary information, Merck would not have discovered such small molecule compounds. However, the Company will not have the option to cost and profit share or the option to co-detail those small molecule products.
Under the current terms of the Collaboration Agreement, during the three-month period before the end of the research phase, Merck has the right to review the Company’s then-existing programs and to elect to designate one or more such programs for which the Company will be required to continue to conduct research and development for up to three years, referred to as the tail period. Merck will pay all of the Company’s internal and external costs for its work on such Merck-designated programs, up to certain funding caps that decrease over the tail period and are each a specified percentage of certain funding actually provided to the Company by Merck during the last 12 months of the research phase. Merck also has the right to take over such Merck-designated programs and conduct such research and development activities itself or in partnership with a third party, at its own cost, or to terminate the tail period after a specified notice period. If Merck terminates the tail period, it has the right to elect to transition to itself or a third-party partner, at its own cost, any clinical trials that are then being conducted in such Merck-designated programs. If the Company completes a human proof-of-concept trial in one of such Merck-designated programs during the tail period or if Merck or its third-party partner completes a human proof-of-concept trial in one of such Merck-designated programs during or after the tail period, then Merck will have a one-time right to exercise its option to an exclusive, worldwide license for the collaboration product candidate tested in the proof-of-concept trial and certain related molecules in that program. Merck will lose its option rights at the end of the tail period with respect to all programs for which no collaboration product candidate has completed a human proof-of-concept trial by such time, except for Merck-designated programs that Merck is continuing to use commercially reasonable efforts to research and develop.
The Company evaluated the Collaboration Agreement with Merck under ASC 606. The Company identified the following promised goods or services at the inception of the Collaboration Agreement: (i) license to growth differentiation factor 15, or GDF15, agonist program; (ii) license to pursue research and development and commercialization of small molecule compounds; (iii) performance of research and development services for five years; (iv) two options to extend performance of the research and development services, each for two additional years; and (v) options to obtain licenses to additional compounds after proof-of-concept trials. The Company determined the GDF15 agonist program license and small molecule program license are not distinct from the research and development services, resulting in these items being combined into a single performance obligation.
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
Any fees associated with options, including upfront fees, funding fees and milestones, are not included in the transaction price as they are associated with options that are not material rights and, thus, are not performance obligations within the Collaboration Agreement. For example, in November 2018, Merck exercised its option for a license to further research and develop MK-3655, an agonistic antibody discovered by the Company that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or FGFR1c/KLB, and other FGFR1c/KLB agonists and paid the Company $20.0 million. The $20.0 million license fee for MK-3655 was not included in the transaction price and was instead recognized in the period of exercise in the fourth quarter of 2018 as the Company had no further obligation related to that license. The Phase 3 clinical study for MK-3655 has not begun, and the Company has not made an election as to whether it will participate in the cost and profit share or receive milestone and royalty payments. The amounts do not impact the estimated transaction price associated with the single performance obligation identified in the Collaboration Agreement.
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
Since the transaction price includes an additional funding amount of $20.0 million to be made during 2021 and in the first quarter of 2022, the timing of when the revenue is recognized for this additional funding amount for performance of the services and when this additional funding amount can be billed resulted in the recognition of a related party contract asset of $4.6 million at March 31, 2021 and $6.1 million at December 31, 2020.
In connection with Merck’s purchase of approximately $106.0 million of our Series E convertible preferred stock in 2015, the Company and Merck entered into an agreement whereby Merck agreed to purchase 4,121,683 shares of the Company’s common stock in a separate private placement concurrent with the completion of the Company’s IPO at a price per share equal to the public offering price of $16.00, resulting in Merck owning approximately 19.9% of the Company’s outstanding shares of common stock following the completion of the Company's initial public offering.
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
A breakout of the milestone payments in connection with the potential achievement of various regulatory events for each of the three indications, for each of the three geographic areas, is as follows (in thousands):

	First Indication	Second Indication	Third Indication	Total
United States	$75,000	$56,250	$37,500	$168,750
European Union	60,000	45,000	30,000	135,000
Japan	30,000	22,500	15,000	67,500
	$165,000	$123,750	$82,500	$371,250

Summary of Related Party Revenue
The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Related party revenue	$21,575	$24,364
For the three months ended March 31, 2021, the Company recognized collaboration and license revenue under the Collaboration Agreement of $21.6 million primarily related to reimbursable research and development activities associated with the performance obligation for the two-year extension period. For the three months ended March 31, 2020, the Company recognized collaboration and license revenue under the Collaboration Agreement of $24.4 million of which $4.9 million related to the upfront license fee under the initial five-year term that ended in March 2020.
Related Party Contract Assets and Liabilities
Amounts recognized as revenue prior to the Company having an unconditional right (or a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, the contract asset will be classified in current assets. As of March 31, 2021 and December 31, 2020, the Company recorded related party contract assets of $4.6 million and $6.1 million, respectively. Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the contract liability will be classified in current liabilities. As of March 31, 2021 and December 31, 2020, there were no contract liabilities.
6. Commitments and Contingencies
Operating Lease and Lease Guarantee
In December 2015, the Company entered into an operating lease for its corporate office space and laboratory facility at 333 Oyster Point Blvd, South San Francisco, California for approximately 122,000 square feet that expires in December 2023. The lease provided a tenant improvement allowance of $15.2 million that the Company used in 2016 towards $22.3 million in total leasehold improvements that are amortized over the lease term of seven years. The 333 Oyster Point lease agreement required a letter of credit in the amount of $2.3 million as a security deposit to the lease, which the Company has recorded as non-current restricted cash on the condensed consolidated balance sheets. The Company has the right to reduce the letter of credit amount by $0.4 million on each of the third anniversary and fourth anniversary of the rent commencement date. In 2020, the Company reduced its letter of credit by $0.4 million and reclassified that amount from restricted cash to cash and cash equivalents on the condensed consolidated balance sheets.
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
The Company recognizes rent expense on a straight-line basis over the lease period with the difference recorded as deferred rent. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense under these facility operating leases was approximately $0.5 million for each of the three months ended March 31, 2021 and 2020.

Future minimum payments under the unassigned lease obligations described above are as follows as of March 31, 2021 (in thousands):

Year Ending December 31,
2021	$3,874
2022	5,294
2023	5,455
Total	$14,623
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
7. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized, which may be issued at the discretion of the Company’s board of directors. The board of directors may issue shares of preferred stock in one or more series and fix the number, rights, preferences, privileges and restrictions for such series. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. As of March 31, 2021, the Company did not have any shares of preferred stock issued or outstanding.
Common Stock
Public Offering of Common Stock
In January 2021, the Company sold 5,324,074 shares of its common stock through an underwritten public offering at a price to the public of $27.00 per share for aggregate net proceeds to the Company of $134.6 million, after deducting underwriting discounts and commissions and other offering expenses paid by the Company. The offering closed on January 8, 2021.
As of March 31, 2021 and December 31, 2020, the Company had 76,913,578 and 70,585,364 shares of common stock outstanding, respectively, which included shares subject to repurchase of 938 and 6,508, respectively, as a result of early exercise of stock options not yet vested.

As of March 31, 2021 and December 31, 2020, the Company reserved shares of common stock for issuance as follows:

	March 31, 2021	December 31, 2020
Reserve balance for Sales Agreement	14,190,300	14,190,300
Common stock options outstanding	11,300,905	10,017,918
Common stock options available for grant	6,726,717	6,186,497
ESPP shares available for purchase	700,074	700,074
401(k) Matching Plan	21,930	21,930
Total	32,939,926	31,116,719
Open Market Sale Agreement
In June 2020, the Company entered into the Sales Agreement with Jefferies relating to the sale of shares of its common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies acting as its sales agent.
As of March 31, 2021, $127.4 million of the Company’s common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.

Stock Option Plan
In 2018, the Company adopted the 2018 Equity Incentive Plan, or the 2018 Plan, for eligible employees, officers, directors, advisors and consultants, which provides for the grant of incentive and non-statutory stock options, restricted stock awards and stock appreciation rights. The terms of the stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2018 Plan. Options granted by the Company generally vest within four years and are exercisable from the grant date until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of the Company.
Early Exercise of Stock Options
The 2018 Plan allows for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The amounts received in exchange for these shares have been recorded as a liability on the condensed consolidated balance sheets and will be reclassified into common stock and additional paid-in-capital as the shares vest. The Company’s right to repurchase these shares generally lapses in equal installments over four years beginning from the original vesting commencement date. Since the beginning of March 2021, the Company has not granted any options under the 2018 Plan that can be early exercised prior to vesting.

Stock Option Activity
A summary of the activity under the 2008 Plan and the 2018 Plan is as follows:

	Outstanding Options		Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
	Number of Options	Weighted Average Exercise Price
Balances at December 31, 2020	10,017,918	$10.52	6.45	$198,097
Options granted	2,341,750	31.50
Options exercised	(1,000,588)	5.90
Options cancelled	(58,175)	14.79
Balances at March 31, 2021	11,300,905	$15.25	7.33	$162,188
Vested and expected to vest at March 31, 2021	11,044,810	$15.05	7.28	$160,638
Exercisable at March 31, 2021	9,232,405	$11.54	6.76	$162,108
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $19.83 and $9.73 per share, respectively. The intrinsic value of stock options exercised was $22.3 million and $12.8 million for the three months ended March 31, 2021 and 2020, respectively. Due to the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the three months ended March 31, 2021 and 2020.
Employee Stock-Based Compensation Expense
Employee and director stock-based compensation expense for the three months ended March 31, 2021 and 2020 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The following table summarizes stock-based compensation expense related to stock-based payment awards previously granted to employees and directors and the Company’s ESPP for the three months ended March 31, 2021 and 2020, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$3,504	$1,873
General and administrative	3,011	1,794
Total stock-based compensation expense	$6,515	$3,667
Stock-based compensation expense related to stock-based payment awards to non-employees for the three months ended March 31, 2021 and 2020 was $67,000 and $28,000, respectively.
Employee Stock Purchase Plan
Under the ESPP, eligible employees are granted the right to purchase shares of the Company's common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. As of March 31, 2021, 299,926 shares of common stock had been purchased under the ESPP.

8. Income Taxes
Since inception, the Company has incurred net losses and expects to record a net loss for the year ending December 31, 2021. Additionally, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company did not record a tax provision for income taxes for the three months ended March 31, 2021 and 2020.

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
Pipeline Programs and Operations Updates

Our discovery engine supports our ability to advance multiple product candidates across our three key therapeutic areas. We currently have five ongoing Phase 2 and Phase 2b programs. In 2021 to date, we have continued to progress the development of our leading product candidates as described below:

•Liver and metabolic diseases.
◦Aldafermin. Aldafermin is an engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection. Aldafermin is wholly-owned by us and is in Phase 2b development for the treatment of patients with non-alcoholic steatohepatitis, or NASH, with liver fibrosis stage 2, 3 or 4, or F2, F3 or F4. To date in 2021, we:
▪completed treatment of patients in our Phase 2b ALPINE 2/3 clinical trial of aldafermin in patients with NASH with F2 and F3 liver fibrosis and
▪continued enrollment in our Phase 2b ALPINE 4 clinical trial of aldafermin in patients with NASH with F4 liver fibrosis and compensated cirrhosis, with a goal of enrolling approximately 160 patients across 70 sites in the United States, Europe, Hong Kong and Australia.
▪Looking forward: We expect to report topline results from the ALPINE 2/3 trial in the second quarter of 2021. We are leveraging the results of our completed clinical trials of aldafermin, as well as guidance from the U.S. Food and Drug Administration, or FDA, to support our design of a pivotal clinical trial program to enable a potential biologics license application, or BLA, submission.

◦MK-3655 (formerly NGM313). MK-3655 is an agonistic antibody discovered by us that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or FGFR1c/KLB, which regulates insulin sensitivity, blood glucose and liver fat and is administered every four weeks through a subcutaneous injection. MK-3655 is in Phase 2b development for the treatment of NASH and was optioned by Merck Sharp & Dohme Corp., or Merck, under our collaboration with Merck described below. To date in 2021, Merck:
▪continued the worldwide 52-week randomized, double-blind Phase 2b trial of MK-3655 in patients with NASH with F2 or F3 liver fibrosis that it initiated in the fourth quarter of 2020.
•Retinal diseases.
◦NGM621. NGM621 is a humanized Immunoglobulin 1, or IgG1, monoclonal antibody administered via intravitreal, or IVT, injection. NGM621 was engineered to potently inhibit the activity of complement C3 with the treatment goal of reducing disease progression in patients with geographic atrophy, or GA. Merck has a one-time option to license NGM621 upon completion of a proof-of-concept study in humans. To date in 2021, we:
▪continued enrollment in the Phase 2 CATALINA clinical trial of NGM621 in patients with GA to evaluate NGM621’s effects on disease progression when given every four weeks or every eight weeks. The CATALINA trial was designed to be a Phase 3-supportive or -enabling clinical trial.
▪Looking forward: Subject to any future impact of the COVID-19 pandemic on enrollment, we expect to complete enrollment in the CATALINA trial in mid-2021.
•Oncology.
◦NGM120. NGM120 is an antagonistic antibody that binds glial cell-derived neurotrophic factor receptor alpha-like, or GFRAL, and inhibits growth differentiation factor 15, or GDF15, signaling, for the potential treatment of cancer and cancer-related cachexia. We are currently conducting clinical trials to assess NGM120’s effect on cancer-related cachexia and on cancer in patients with select advanced solid tumors and metastatic pancreatic cancer. Merck has a one-time option to license NGM120 upon completion of a proof-of-concept study in humans. To date in 2021, we:
▪initiated a Phase 2 placebo-controlled component of the ongoing Phase 1/2 clinical trial of NGM120 described below. This portion of the trial is testing NGM120 in combination with gemcitabine and Abraxane® (paclitaxel protein bound) as first-line treatment in patients with metastatic pancreatic cancer to assess NGM120’s effect on both cancer and cancer-related cachexia.
▪Looking forward: In the second half of 2021, we expect to report interim data from two Phase 1 dose-finding cohorts of the ongoing Phase 1/2 trial of NGM120: a Phase 1a cohort evaluating NGM120 as a monotherapy in patients with select advanced solid tumors and a Phase 1b cohort evaluating NGM120 in combination with gemcitabine and Abraxane in patients with metastatic pancreatic cancer.
◦NGM707. NGM707 is a dual antagonist monoclonal antibody that inhibits Immunoglobulin-like transcript 2, or ILT2 (also known as LILRB1), and Immunoglobulin-like transcript 4, or ILT4 (also known as LILRB2). ILT2 and ILT4 are key myeloid and lymphoid checkpoints that may restrict anti-tumor immunity, enable tumors to evade immune detection and contribute to T-cell checkpoint resistance. Merck has a one-time option to license NGM707 upon completion of a proof-of-concept study in humans.
▪Looking forward: We expect to commence a first-in-human Phase 1 clinical trial of NGM707 in patients with advanced solid tumors in mid-2021.
◦NGM438. NGM438 is an antagonistic antibody that is designed to inhibit leukocyte-associated immunoglobulin-like receptor 1, or LAIR1, and promote immune detection and activation against advanced solid tumors. Merck has a one-time option to license NGM438 upon completion of a proof-of-concept study in humans. In 2021, we:
▪advanced the preparation of an investigational new drug, or IND, application for a planned submission in the second half of 2021.

▪Looking forward: We expect to commence a first-in-human Phase 1 clinical trial of NGM438 in patients with advanced solid tumors in the fourth quarter of 2021.
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
In addition, all of our manufacturing activities are outsourced to third-party contract development and manufacturing organizations or third-party contract manufacturing organizations, which we refer to collectively as CMOs, who are generally single source suppliers of the drug product or drug substance they are manufacturing for us. We also utilize third-party contract research organizations, or CROs, to carry out many of our clinical development activities. We expect to be reliant on CMOs and CROs for these activities for the foreseeable future. Significant portions of our research and development resources are focused, and will continue to be focused, on activities required to prepare aldafermin for potential regulatory approval for the treatment of NASH, including manufacturing of clinical trial materials and preparation for potential Phase 3 testing. If our CROs fail to satisfy their contractual duties to us or meet expected deadlines or if our CMOs experience difficulties in scaling production or procuring raw materials or components or experience product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, our ongoing and planned aldafermin trials would be delayed, perhaps substantially, which could materially and adversely affect our business.
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
Status of Merck Collaboration
The original research phase of our existing research collaboration, product development and license agreement with Merck, or the Collaboration Agreement, was for five years. In March 2019, Merck exercised its option to extend the research phase of the collaboration through March 16, 2022. Under the terms of the collaboration, Merck was required to notify us no later than March 17, 2021 of its unilateral decision whether to exercise its option to extend the research phase of the collaboration for an additional two-year term through March 16, 2024. In March 2021, Merck initiated discussions with us with respect to elements of the ongoing collaboration that might be optimized to better address the evolving interests and priorities of both NGM and Merck during the remainder of the current research phase through March 16, 2022 and during any extension of the current research phase and any tail period after the end of the research phase. In this regard, the parties continue to negotiate potential modifications to the terms of the collaboration. Such modifications may include, among other things, focusing NGM’s research and development under the collaboration on therapeutic areas of particular interest to Merck, while enabling NGM to conduct research and development outside of these therapeutic areas, which would, if mutually agreed to, allow NGM to discover and develop product candidates on its own or with third parties in other areas of interest. In order to allow negotiations to proceed, the parties agreed to extend the March 17, 2021 deadline for Merck to deliver its extension notification decision until June 30, 2021. While we do not know whether or when Merck will elect to extend the research phase of the collaboration or on what terms, or whether or when we will reach agreement with Merck on the terms of a modified collaboration, we expect that any modified collaboration would result in a level of annual research support from Merck during any extension of the current research phase after March 16, 2022 that is meaningfully lower than the annual research support Merck provided during the initial five-year term and is providing during the current two-year extension of the research phase. In this regard, we expect that under the terms of a modified collaboration, Merck will not provide research funding for certain of our product candidates. We also expect that if we are unable to reach agreement with Merck on modified terms, Merck will not elect to extend the research phase of the collaboration and will decide not to proceed with certain of our product candidates after the end of the research phase. In any event, we expect that following March 16, 2022, the end of the current two-year extension of the research phase, funding from Merck will substantially decrease and our funding for the development of our current and potential future product candidates will substantially increase regardless of whether we are able to reach agreement with Merck on modified terms.
Financial Highlights
Since inception, we have funded our operations primarily through:
•fees received from collaboration partners, which since inception through March 31, 2021 includes reimbursement of research and development expenses of $423.7 million and upfront cash licensing fees of $123.0 million, primarily from Merck, and a payment of $20.0 million from Merck to license MK-3655 and related compounds;
•proceeds from private placements of convertible preferred stock prior to our initial public offering, or IPO, including approximately $106.0 million of our Series E convertible preferred stock purchased by Merck;
•net proceeds from our IPO in 2019 of approximately $107.8 million, together with proceeds from the concurrent private placement of shares of common stock to Merck of $65.9 million;
•net proceeds of $21.9 million from sales of 809,700 shares of our common stock at an average price of $27.94 per share in December 2020 under an Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC, or Jefferies, in June 2020; and
•net proceeds of $134.6 million from the sale of 5,324,074 shares of our common stock in January 2021 upon completion of an underwritten public offering of our common stock, or the follow-on offering, which included the full exercise by the underwriters of their option to purchase additional shares.
At March 31, 2021, we had $412.7 million in cash, cash equivalents and short-term marketable securities.
We have incurred net losses each year since our inception. As of March 31, 2021, we had an accumulated deficit of $326.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development, or R&D, programs and general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenses on other R&D activities, and the amount of R&D funding we receive from collaboration partners, including Merck. For further discussion of our financial position and future sources of funding, see “Liquidity and Capital Resources” below.
COVID-19 Business Update
We continue to closely monitor the impact of the global COVID-19 pandemic on our business and have taken and continue to take proactive efforts designed to protect the health and safety of our patients, study investigators, clinical research staff and employees, while maintaining business continuity. Following guidance from federal, state and local authorities, we continue to operate with a substantially remote work model. Employees working on site continue to be primarily those individuals conducting essential in-person laboratory work and other business functions considered essential under COVID-19 regulations and guidance, and we are still encouraging all other individuals to work remotely where feasible. There have been relatively minor impacts on productivity overall, but future developments could more materially and adversely impact our productivity. In addition, in 2020 and early 2021, we experienced higher-than-normal employee turnover and an increased rate of hiring new employees. We cannot predict whether these trends will continue or be exacerbated, when we will be permitted to, and whether we will, return to a fully office-based working model or whether we will be required to adopt a more restrictive work model as the implications of the pandemic evolve.
For patients enrolled in our clinical trials, we continue to work closely with clinical trial investigators and site staff with the goal of continuing treatment in a manner designed to uphold trial integrity, while allowing some flexibility in the manner and timing of patient visits, and to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. We have experienced, from time to time, a slower pace of clinical trial site initiation and clinical trial enrollment than originally anticipated in certain of our clinical trials, including the ALPINE 4, CATALINA and NGM120 trials, and we experienced a higher dropout rate in our ALPINE 2/3 trial than we had anticipated based on our previous trials in patients with NASH. We believe this may be due to factors such as the vulnerability of our studied patient populations, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders.
We have been proactively working to mitigate these and other effects of the COVID-19 pandemic by monitoring site initiations, patient enrollment and patient study adherence to provide support to patients and trial staff, often on a case‑by‑case and/or patient-by-patient basis. For example, we have implemented additional study policies and procedures designed to help protect trial participants from exposure to COVID-19 as a result of their trial participation, which include the use of telemedicine visits, remote monitoring of patients and clinical trial sites and other measures, as appropriate, designed to ensure that data from clinical trials that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with current Good Clinical Practices, with any material protocol deviation reviewed and approved by the clinical trial site Institutional Review Board. Most of our clinical trial sites, both within and outside of the United States, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. While the COVID-19 pandemic has not yet resulted in a significant impact to our disclosed clinical development timelines and we believe the higher-than-planned enrollment we achieved in our ALPINE 2/3 trial has mitigated the effects of the increased dropout rate, as the pandemic continues, there may be continuing negative impacts on our ability to initiate new clinical trial sites, maintain enrollment of existing patients and enroll new patients, which may result in increased clinical trial costs and negatively impact our timelines and our ability to obtain regulatory approvals of our product candidates in a timely fashion, if at all.
We also could see an adverse impact on our ability to report clinical trial results, or interact with regulators, institutional review boards and ethics committees or other important agencies due to limitations in health authority employee resources or otherwise. Moreover, we rely on CROs and other third parties to assist us with clinical development activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.
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
Finally, we cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Collaboration Agreement, to exercise its remaining option to extend the research phase of the collaboration beyond March 16, 2022 or to reach agreement with us on the terms of a modified collaboration, if any. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
For a more detailed description of the current terms of the Collaboration Agreement and the status of the collaboration, see “Our Collaboration with Merck” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and “Overview of Our Business — Status of Merck Collaboration” above. Since inception through March 31, 2021, Merck had paid us $518.5 million under the Collaboration Agreement. Due to the nature of our agreement with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in future periods.
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
Our related party revenue was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Related party revenue	$21,575	$24,364
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
Our R&D expenses related to the development of aldafermin, MK-3655, NGM621, NGM120, NGM707 and NGM438 (and prior to suspending these programs, NGM386, NGM395 and NGM217) consist primarily of:
•fees paid to our CROs in connection with our clinical trials and other related clinical trial fees, when applicable;
•costs related to acquiring and manufacturing drug substance, drug product and clinical trial materials, including continued testing, such as process validation and stability, of drug substance and drug product;
•costs related to toxicology testing and other research and preclinical related studies;
•salaries and related overhead expenses, which include stock-based compensation and benefits, for personnel in R&D functions;
•fees paid to consultants for R&D activities;
•R&D operating expenses, including facility costs and depreciation expenses; and
•costs related to compliance with regulatory requirements.
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
Our R&D efforts under the Merck collaboration are extensive and costly and are currently subject to reimbursement under our Merck collaboration during the current two-year extension up to the funding caps provided in our Collaboration Agreement. If our R&D expenses for product candidates subject to the Merck collaboration, including the clinical development of product candidates subject to the Merck collaboration through completion of proof-of-concept studies, exceed the funding caps provided in the Collaboration Agreement, which happened in the fiscal year ended December 31, 2020 and could happen in the future, we will be required to devote our own financial resources toward the development of such product candidates or, if we are unwilling or unable to do so, pause or suspend such development to remain within the funding caps. In addition, while we do not know whether or when Merck will elect to extend the research phase of the collaboration through March 16, 2024 or on what terms, or whether or when we will reach agreement with Merck on the terms of a modified collaboration, we expect that any modified collaboration would result in a level of annual research support from Merck during any extension of the current research phase after March 16, 2022 that is meaningfully lower than the annual research support Merck provided during the initial five-year term and is providing during the current two-year extension of the research phase. In this regard, we expect that under the terms of a modified collaboration, Merck will not provide research funding for certain of our product candidates. We also expect that if we are unable to reach agreement with Merck on modified terms, Merck will not elect to extend the research phase of the collaboration and will decide not to proceed with certain of our product candidates after the end of the current research phase. In any event, we expect that following March 16, 2022, the end of the current two-year extension of the research phase, funding from Merck will substantially decrease and our funding for the development of our current and potential future product candidates will substantially increase, regardless of whether we are able to reach agreement with Merck on modified terms.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
•our ability to hire and retain key R&D personnel;
•manufacturing scale-up challenges, production shortages or other supply disruptions for clinical trial materials;
•the evolving effects of the COVID-19 pandemic on our employees, patients, clinical trial sites and our CROs, CMOs and other service providers;
•the timely and quality performance of our CROs, CMOs and other service providers;
•whether Merck will elect to license, or to terminate its license, to any of our programs and the timing of such election or termination;
•whether we exceed the current or any future funding caps provided in our Collaboration Agreement and whether Merck decides not to proceed with certain of our product candidates after the end of the research phase;
•the effect of products that may compete with our product candidates or other market developments;
•our ability to expand and enforce our intellectual property portfolio;
•the scope, rate of progress, results and expense of our ongoing, as well as any future, clinical trials and other R&D-related activities; and
•the impact and timing of any interactions with regulatory authorities.
A change in the outcome of any of the risks and uncertainties associated with the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another health authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. For additional discussion of the risks and uncertainties associated with our R&D efforts, see “Risk Factors—Risks Related to Our Business and Industry,” “—Risks Related to Our Dependence on Merck and Other Third Parties” and “—Risks Related to Regulatory Approvals” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation and benefits. Other significant costs include legal fees relating to patent and corporate matters, facility costs not otherwise included in R&D expenses and fees for accounting and other consulting services.
We anticipate that our general and administrative expenses will increase in the future to support our continued R&D activities. These increases will likely include increased costs related to the hiring of additional personnel, as well as fees paid to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate continued increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and related Securities and Exchange Commission, or SEC, requirements and costs related to insurance, investor relations and SOX 404 compliance. In addition, we may incur expenses associated with building a commercial organization in connection with, and prior to, potential future regulatory approval of our product candidates.
Results of Operations
Our results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Related party revenue	$21,575	$24,364	$(2,789)
Operating expenses:
Research and development	40,699	38,439	2,260
General and administrative	8,721	6,595	2,126
Total operating expenses	49,420	45,034	4,386
Loss from operations	(27,845)	(20,670)	(7,175)
Interest income	114	1,175	(1,061)
Other income, net	187	380	(193)
Net loss	$(27,544)	$(19,115)	$(8,429)
Related Party Revenue from Merck
Revenue decreased $2.8 million in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decrease in the recognition of a portion of the initial upfront payment received from Merck in 2015 that was included within the transaction price and fully recognized over the initial five-year term of our Collaboration Agreement using the cost-based input model. The initial five-year term ended in the first quarter of 2020.

Research and Development Expenses
Our R&D expenses by program were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
External R&D expenses:
Aldafermin (FGF19 analog)	$9,598	$14,151
NGM621 (C3 inhibitor)	3,686	1,298
NGM120 (GFRAL antagonist)	1,361	1,365
NGM707 (Anti-ILT2/ILT4 dual antagonist)	1,165	760
NGM438 (LAIR1 antagonist)	1,515	42
NGM395 (GDF15 analog)	235	476
MK-3655 (FGFR1c/KLB agonist)	35	129
Other external R&D expenses	708	1,935
Total external R&D expenses	18,303	20,156
Personnel-related expenses	14,269	10,818
Internal and unallocated R&D expenses(1)	8,127	7,465
Total R&D expenses	$40,699	$38,439
(1)Internal and unallocated research and development expenses consist primarily of research supplies and consulting fees, which we deploy across multiple research and development programs.
R&D expenses increased $2.3 million in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a $3.5 million increase in personnel-related expenses and an increase in external expenses driven by our ongoing clinical and preclinical studies of NGM621, NGM438 and NGM707. These increases were partially offset by decreases of $4.6 million in expenses for our manufacturing activities and our ongoing clinical trials of aldafermin and $1.2 million in external expenses related to our other development programs.
We expect R&D expenses for the remainder of 2021 to increase compared to 2020 due to our ongoing activities, particularly as we advance our clinical development of aldafermin. In addition, we may be required to develop and implement additional clinical study policies and procedures to mitigate the evolving effects of the COVID-19 pandemic, which could significantly increase our R&D expenses.
General and Administrative Expenses
General and administrative expenses increased $2.1 million in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in personnel-related expenses due to increased headcount and an increase in stock-based compensation expense primarily related to the increase in our stock price.
We anticipate general and administrative expenses for the remainder of 2021 to increase compared to 2020 due to an increase in compensation-related expenses driven by higher headcount and other expenses related to the expansion and support of our business including expenses related to SOX 404 compliance.

Interest Income
Interest income decreased $1.1 million in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the decrease in market interest rates.
Liquidity and Capital Resources
Funding Requirements
We have incurred net losses every year since our inception. We have spent, and expect to continue to spend, significant resources to fund R&D of, and seek regulatory approvals for, our product candidates, particularly aldafermin. These activities require us to incur substantial costs related to research, development, manufacturing, preclinical studies, clinical trial and related activities, as well as to cover other expenses related to our ongoing operations. For example, we will require substantial additional capital to achieve our development and commercialization goals for our aldafermin program that is being conducted outside of the Merck collaboration or for any other programs in the event Merck does not elect to license these programs upon completion of a proof-of-concept study, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs, or if Merck no longer funds such programs under modified terms of the collaboration. In addition, while we do not know whether or when Merck will elect to extend the research phase of the collaboration through March 16, 2024 or on what terms, or whether or when we will reach agreement with Merck on the terms of a modified collaboration, we expect that any modified collaboration would result in a level of annual research support from Merck during any extension of the current research phase after March 16, 2022 that is meaningfully lower than the annual research support Merck provided during the initial five-year term and is providing during the current two-year extension of the research phase. See “Overview of Our Business – Status of Merck Collaboration” above. As a result, we expect to incur significant and increasing operating losses. We have no products approved for commercial sale, have not generated any revenue from product sales to date and we are not and may never be profitable. We have incurred losses in each year since commencing operations. As of March 31, 2021, we had an accumulated deficit of $326.2 million and we expect our accumulated deficit will increase significantly over time. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, how much revenue, if any, continues to be generated under the Merck collaboration and our ability to generate revenue outside of the Merck collaboration.
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
Sources of Liquidity
Merck Collaboration
The revenue we receive under our Collaboration Agreement with Merck is our only source of revenue. The original research phase of the Collaboration Agreement was for five years. As described in greater detail in “Overview of Our Business – Status of Merck Collaboration” above, the parties continue to negotiate potential modifications to the terms of the collaboration. While we do not know whether or when Merck will elect to extend the research phase of the collaboration or on what terms, or whether or when we will reach agreement with Merck on the terms of a modified collaboration, we expect that any modified collaboration would result in a level of annual research support from Merck during any extension of the current research phase after March 16, 2022 that is meaningfully lower than the annual research support Merck provided during the initial five-year term and is providing during the current two-year extension of the research phase. In this regard, we expect that under the terms of a modified collaboration, Merck will not provide research funding for certain of our product candidates. We also expect that if we are unable to reach agreement with Merck on modified terms, Merck will not elect to extend the research phase of the collaboration and will decide not to proceed with certain of our product candidates after the end of the research phase. In any event, we expect that following March 16, 2022, the end of the current two-year extension of the research phase, funding from Merck will substantially decrease and our funding with respect to the development of our current and potential future product candidates will substantially increase, regardless of whether we are able to reach agreement with Merck on modified terms. Accordingly, we will require significant additional capital in order to proceed with development and commercialization of our current and potential future product candidates, including any product candidate that had been subject to the Merck collaboration but Merck decides not to proceed with under the terms of a modified collaboration or after the end of the research phase, or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization. Neither may be possible and as a result, we may be required to delay, scale back or discontinue development of such product candidates.
Other Sources of Liquidity
In June 2020, we entered into the Sales Agreement with Jefferies relating to the sale of shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as our sales agent. As of March 31, 2021, $127.4 million of our common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.

In January 2021, we sold 5,324,074 shares of common stock (inclusive of shares sold pursuant to the full exercise of the option to purchase additional shares granted to the underwriters in connection with the offering) through an underwritten public offering at a price to the public of $27.00 per share for aggregate net proceeds to the Company of $134.6 million, or the follow-on offering.
As of March 31, 2021, we had cash and cash equivalents of $148.1 million, short-term marketable securities of $264.5 million, working capital of $385.5 million and an accumulated deficit of $326.2 million.
We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Cash Flow Activity
The following table summarizes our cash flow activity (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	(22,225)	(19,110)
Investing activities	(117,156)	26,873
Financing activities	140,477	3,591
Net increase in cash and cash equivalents	$1,096	$11,354
Cash Used in Operating Activities
During the three months ended March 31, 2021, cash used in operating activities was $22.2 million, which consisted of a net loss of $27.5 million, adjusted for non-cash charges of $8.4 million and net cash used in operating assets and liabilities of $3.1 million. The non-cash charges consisted primarily of stock-based compensation expense of $6.6 million and depreciation expense of $1.6 million. The change in operating assets and liabilities was mainly driven by decreases in accounts payable of $2.1 million, related party contract assets of $1.5 million and deferred rent of $0.7 million, partially offset by an increase in prepaid expenses and other current assets of $1.3 million.
During the three months ended March 31, 2020, cash used in operating activities was $19.1 million, which consisted of a net loss of $19.1 million, adjusted for non-cash charges of $5.4 million and cash used through changes in operating assets and liabilities of $5.4 million. The non-cash charges consisted primarily of stock-based compensation expense of $3.7 million and depreciation expense of $1.7 million. The change in operating assets and liabilities was mainly driven by an increase in prepaid expenses and other assets of $2.0 million and an increase in accrued expenses of $3.0 million. These increases were partially offset by a decrease in related party receivable from our Merck collaboration of $4.5 million, a decrease in accounts payable of $5.3 million, a decrease in deferred rent of $0.7 million and a decrease in deferred revenue of $4.9 million primarily attributable to the timing of advance payments from Merck related to the reimbursement of costs associated with R&D activities.
Cash Provided by (Used in) Investing Activities
During the three months ended March 31, 2021, cash used in investing activities was $117.2 million, which consisted of purchases of marketable securities of $145.0 million with net proceeds from our follow-on offering, partially offset by $28.0 million in net proceeds on maturity of marketable securities. During the three months ended March 31, 2020, cash provided by investing activities was $26.9 million, which consisted of $56.8 million in net proceeds on maturity of marketable securities, partially offset by purchases of marketable securities of $29.4 million and purchases of property and equipment of $0.5 million.
Cash Provided by Financing Activities
During the three months ended March 31, 2021 cash provided by financing activities was $140.5 million and consisted of net proceeds from the follow-on offering of $134.6 million and proceeds from employee equity incentive plans of $5.9 million. During the three months ended March 31, 2020, cash provided by financing activities was $3.6 million and consisted of proceeds from employee equity incentive plans.
Off-Balance Sheet Arrangements
We currently have not entered into and do not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Contractual Obligations
During the three months ended March 31, 2021, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Newly Issued Accounting Pronouncements
Except as described in Note 2 to the condensed consolidated financial statements under the headings “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in our audited consolidated financial statements and notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that are of significance or potential significance to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Summary Risk Factors
Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q as part of your evaluation of an investment in our common stock:
•our most advanced product candidate, aldafermin, an engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection, is still only in Phase 2 development, may fail to demonstrate safety and efficacy in ongoing and future clinical trials, including ALPINE 2/3, our Phase 2b clinical trial of aldafermin in patients with non-alcoholic steatohepatitis, or NASH, with liver fibrosis stage 2 or 3, or F2 or F3, and ALPINE 4, our Phase 2b clinical trial of aldafermin in patients with NASH with F4 liver fibrosis and compensated cirrhosis, may never achieve regulatory approval and may not be able to be successfully commercialized due to competition or other factors;
•similarly, clinical trials of our other product candidates, including our ongoing Phase 2 CATALINA trial of NGM621, a humanized Immunoglobulin 1 monoclonal antibody inhibiting complement C3 administered via intravitreal, or IVT, injection in patients with geographic atrophy, or GA, may fail to produce positive results or to demonstrate safety and efficacy to the satisfaction of health authorities;
•aldafermin and MK-3655, an agonistic antibody discovered by us that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or FGFR1c/KLB, which regulates insulin sensitivity, blood glucose and liver fat and is administered every four weeks through a subcutaneous injection, are being developed for the treatment of NASH, an indication for which there are no approved products, which makes it difficult to predict the timing, cost and potential success of their clinical development and regulatory approval for the treatment of NASH;
•we have incurred net losses every year since our inception, we have no source of product revenue, we expect to continue to incur significant and increasing operating losses and we may never become profitable;
•we do not know whether Merck Sharp & Dohme Corp., or Merck, will elect to extend the research phase of our collaboration and the level of research funding support we may obtain during any such extension or whether we may otherwise be able to reach agreement with Merck on the terms of a modified collaboration, and regardless of whether we and Merck reach agreement on the terms of a modified collaboration, our collaboration with Merck involves numerous risks, any of which could materially and adversely affect our business and financial condition;
•we currently depend on our collaboration with Merck, and in the future may depend on collaborations with additional third parties, for the development and commercialization of our product candidates;
•we will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all, and as a result, we may not have the resources to complete the development and commercialization of our current and potential future product candidates;

•we will need to successfully complete rigorous preclinical and clinical testing of our product candidates before we can seek regulatory approval, which could delay or prevent commercialization of our product candidates;
•we may not successfully identify new product candidates to expand our development pipeline;
•the process of manufacturing aldafermin and our other biologic product candidates is complex, highly regulated and subject to many manufacturing risks, including difficulties in supply chain, including procuring raw materials and components and in production, particularly in scaling up and validating initial production and ensuring the avoidance of contamination, any of which could substantially increase our costs and limit supply of our product candidates and any future products needed for clinical trials and commercialization;
•the regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and comparable foreign health authorities are lengthy, time-consuming and inherently unpredictable;
•our future success depends in part on our ability to attract and retain highly skilled employees, including members of our current senior management team, especially Dr. Jin-Long Chen;
•the COVID-19 pandemic continues to adversely impact our business and could materially and adversely affect our operations, as well as the businesses or operations of our manufacturers, clinical research organizations or other third parties with whom we conduct business;
•we face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, us;
•our success depends in significant part upon our ability to obtain and maintain intellectual property protection for our products and technologies;
•our principal stockholders, including entities affiliated with The Column Group, Merck and our management, own a substantial percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
•we may not be able to obtain and maintain the relationships with third parties that are necessary to develop, manufacture and commercialize some or all of our product candidates;
•we or third parties we rely on could experience a cybersecurity incident that could harm our business; and
•the market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.
Risks Related to Our Financial Condition and Capital Needs
We have incurred net losses every year since our inception and have no source of product revenue. We expect to continue to incur significant and increasing operating losses and may never become profitable.
We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we expect to continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net losses were $102.5 million, $42.8 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of March 31, 2021, we had an accumulated deficit of $326.2 million.
We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, our product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, manufacturing, preclinical studies, clinical trial and related activities increase. We also expect that following March 16, 2022, the end of the current two-year extension of the research phase, funding from Merck will substantially decrease and our funding with respect to the development of our current and potential future product candidates will substantially increase, regardless of whether we are able to reach agreement with Merck on modified terms. As a result, our expenses and accumulated deficit will also increase significantly in future periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, including those resulting from the evolving effects of the COVID-19 pandemic. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, whether Merck will exercise its option to extend the research phase of our collaboration or whether and on what terms we will reach agreement with Merck on a modified collaboration and our ability to otherwise continue to generate revenue, if at all, under the Merck collaboration, and to generate any revenue outside of the Merck collaboration. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

In addition, we will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials, receives regulatory approval and is successfully commercialized. As our product candidates are in Phase 2 trials or in earlier stages of development, we do not expect to receive product revenue from our product candidates for a number of years, if ever. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our or our current collaborator’s and potential future collaborators’ ability to:
•successfully complete research and clinical development of current and future product candidates;
•establish and maintain supply and manufacturing relationships with third parties, and ensure adequate, scaled up and legally compliant manufacturing of bulk drug substances and drug products to maintain sufficient supply;
•launch and commercialize any product candidates for which we obtain marketing approval, if any, and, if launched independently by us without a collaborator, successfully establish a sales force and marketing and distribution infrastructure;
•demonstrate the necessary safety data (and, if accelerated approval is obtained, verify the clinical benefit) post-approval to ensure continued regulatory approval;
•obtain coverage and adequate product reimbursement from third-party payors, including government payors, for any approved products;
•achieve market acceptance for any approved products;
•establish, maintain, protect and enforce our intellectual property rights; and
•attract, hire and retain qualified personnel.
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
In recent years, all of our revenue has been from our collaboration partner, Merck. Other than our agreement with Merck, we currently have no agreements that could provide us with material, ongoing future revenue and we may never enter into any agreements. As described under “Overview of Our Business – Status of Merck Collaboration” in Part I, Item 2 of this Quarterly Report on Form 10-Q, the parties continue to negotiate potential modifications to the terms of their Research Collaboration, Product Development and License Agreement with Merck, or the Collaboration Agreement. Under the current terms of the Collaboration Agreement, Merck agreed to reimburse us for research and development activities up to certain specified funding caps during the current two-year extension of the research phase through March 16, 2022. If our research and development expenses for product candidates subject to the Merck collaboration exceed the funding caps provided in our Collaboration Agreement, which happened in the fiscal year ended December 31, 2020 and could happen in the future, we will be required to devote our own financial resources toward the development of such product candidates or, if we are unwilling or unable to do so, pause or suspend such development to remain within the funding caps. In addition, while we do not know whether or when Merck will elect to extend the research phase of the collaboration through March 16, 2024 or on what terms, or whether or when we will reach agreement with Merck on the terms of a modified collaboration, we expect that any modified collaboration would result in a level of annual research support from Merck during any extension of the current research phase after March 16, 2022 that is meaningfully lower than the annual research support Merck provided during the initial five-year term and is providing during the current two-year extension of the research phase. In this regard, we expect that under the terms of a modified collaboration, Merck will not provide research funding for certain of our product candidates. We also expect that if we are unable to reach agreement with Merck on modified terms, Merck will not elect to extend the research phase of the collaboration and will decide not to proceed with certain of our product candidates after the end of the current research phase. In any event, we expect that following March 16, 2022, the end of the current two-year extension of the research phase, funding from Merck will substantially decrease and our funding with respect to the development of our current and potential future product candidates will substantially increase, regardless of whether we are able to reach agreement with Merck on modified terms. Accordingly, we will require significant additional capital in order to proceed with development and commercialization of our current and potential future product candidates, including any product candidate that had been subject to the Merck collaboration but Merck decides not to proceed with under the terms of a modified collaboration or after the end of the research phase, or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization. Neither may be possible and as a result, we may be required to delay, scale back or discontinue development of such product candidates. For more information, see “Risks Related to Our Dependence on Merck and Other Third Parties” below.
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
We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. Our future funding requirements, both short- and long-term, will depend on many factors, including:
•the initiation, progress, timing, delays, costs and results of preclinical studies and clinical trials for our current and future product candidates;
•whether and on what terms Merck exercises, if at all, its remaining option to extend the research phase of the collaboration, including whether such exercise would trigger an extension payment to us under the terms of a modified collaboration;
•whether and on what terms we and Merck agree to a modified collaboration, including the level of annual research support from Merck, if any, under a modified collaboration and, relatedly, the scope and extent of our need to fund the development of our current and potential future product candidates, including with respect to any such product candidates whose costs will not be included in a modified Merck collaboration such as aldafermin and other product candidates Merck decides not to proceed with under the terms of a modified collaboration or after the end of the research phase;
•whether Merck exercises its option to license product candidates upon completion of proof-of-concept studies for each such candidate in humans;
•whether Merck terminates the research phase of the collaboration under pre-specified circumstances set forth in the Collaboration Agreement or terminates a program that it has licensed (such as Merck’s termination of its license for our growth differentiation factor 15, GDF15, agonist program, including the NGM395 and NGM386 product candidates);
•whether we exceed the funding caps provided in the Collaboration Agreement;
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign health authorities, including the potential for such authorities to require that we perform more studies than those that we currently expect or to change their requirements on studies that had previously been agreed to;

•the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;
•the effect of products that may compete with our product candidates or other market developments;
•market acceptance of any approved product candidates, including product pricing and product reimbursement by third-party payors;
•the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing;
•the cost of establishing sales, marketing and distribution capabilities for our product candidates for which we may receive regulatory approval and that we determine to commercialize ourselves or in collaboration with partners; and
•the extent to which any of the foregoing costs are the responsibility of Merck.
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
If we raise additional funds by issuing equity securities, as we did most recently in January 2021, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, any securities that we may issue may have rights senior to those of our common stock and could contain covenants or protective rights that would lead to restrictions on our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If adequate funds are not available when we need them, we may need to:
•significantly delay, scale back or discontinue research and discovery efforts and the development or commercialization of any product candidates, or cease all operations;
•seek strategic alliances for research and development programs when we otherwise would not, at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•enter into product collaborations that would generally require us to relinquish, or license on potentially unfavorable terms, our rights to intellectual property, product candidates or products that we otherwise would seek to develop or commercialize ourselves, and we may not be able to enter into such agreements on acceptable terms, if at all.
Our ability to use net operating loss carryforwards to offset taxable income could be limited.
We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, including corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. Our net operating loss carryforwards generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and JOBS Act, or the 2017 Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, our federal net operating losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to deduct such federal net operating losses generated in tax years beginning after

December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act.
In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if we experience an “ownership change,” generally defined as a greater than 50% change, by value, in equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. Due to our initial public offering, or IPO, and other shifts in our stock ownership, we have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal net operating loss carryforwards could be limited. State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California net operating loss carryforwards and certain tax credits to offset California taxable income or California tax liabilities in tax years beginning after 2019 and before 2023. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.
Risks Related to Our Dependence on Merck and Other Third Parties
We depend on our collaboration with Merck and may depend in the future on collaborations with additional third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.
The Merck collaboration involves a complex allocation of rights, provides for substantial research and development support, currently provides for additional payments upon Merck’s election, if exercised in its unilateral discretion, to further extend the term of the research phase for an additional two years and provides us with either milestone payments based on the achievement of specified clinical development, regulatory and commercial milestones and royalty-based revenue if certain product candidates are successfully commercialized or a cost and profit sharing arrangement with the possibility that we would provide sales representatives to co-detail the product candidates that Merck elects to advance in the United States. In addition, as described under “Overview of Our Business – Status of Merck Collaboration” in Part I, Item 2 of this Quarterly Report on Form 10-Q, the parties continue to negotiate potential modifications to the terms of the collaboration. In this regard, we do not know whether or when Merck will elect to extend the research phase of the collaboration or on what terms, or whether or when we will reach agreement with Merck on the terms of a modified collaboration. We also do not know whether Merck will exercise its option to license additional product candidates or whether Merck will terminate its license to a licensed program under the terms of a modified collaboration or otherwise. See also the risk factor titled “Merck may elect not to extend the research phase of our collaboration and we may otherwise be unable to reach agreement with Merck on the terms of a modified collaboration and regardless of whether we and Merck reach agreement on the terms of a modified collaboration, our collaboration with Merck involves numerous risks, any of which could materially and adversely affect our business and financial condition” below.
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
Collaborations involving our product candidates, including our collaboration with Merck, pose risks to us, including the following:
•Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under the current terms of our collaboration with Merck, once proof-of-concept data in humans has been generated and Merck has exercised its option to acquire an exclusive license for a product candidate, our ability to influence the resources Merck devotes to such product candidate are substantially reduced until such time, if any, that we exercise our right to participate in a cost and profit-sharing arrangement. Even after we exercise that right to participate in a cost and profit-sharing arrangement, our ability to influence Merck will be limited.

•Collaborators might opt not to pursue development and commercialization of our product candidates or not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities. For example, we and Merck are continuing to negotiate potential modifications to the terms of our collaboration, that may include, among other things, focusing NGM’s research and development under the collaboration on therapeutic areas of particular interest to Merck, and we expect that any modified collaboration would result in a level of annual research support from Merck during any extension of the current research phase after March 16, 2022 that is meaningfully lower than the annual research support Merck provided during the initial five-year term and is providing during the current two-year extension of the research phase. In addition, under the current terms of the Collaboration Agreement, it is possible for Merck to unilaterally terminate the MK-3655 program and any other program (whether or not we have exercised our cost and profit sharing option) upon prior written notice, such as it did for NGM386 and NGM395, without triggering a termination of the remainder of the Collaboration Agreement. Moreover, regardless of our current negotiations with Merck and the terms of any modified Collaboration Agreement, Merck may elect not to exercise its option to extend the research phase, and Merck might also opt not to designate any of our product candidates for further development during the tail period following the end of the research phase or exercise any of its options to acquire a license to a product candidate that has generated proof-of-concept data.
•Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing.
•Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
•A collaborator with marketing and distribution rights might not commit sufficient resources to the marketing and distribution of our product candidates.
•Collaborators might not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation.
•Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.
•We may lose certain valuable rights under circumstances identified in our collaborations, including, in the case of our collaboration with Merck, if we undergo a change in control.
•Collaborations might be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
•Collaboration agreements might not lead to development or commercialization of product candidates in the most efficient manner, or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.
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
Under the terms of the collaboration, Merck was required to notify us no later than March 17, 2021 of its unilateral decision whether to exercise its option to extend the research phase of the collaboration for an additional two-year term through March 16, 2024. In March 2021, Merck initiated discussions with us with respect to elements of the ongoing collaboration that might be optimized to better address the evolving interests and priorities of both NGM and Merck during the remainder of the current research phase through March 16, 2022 and during any extension of the current research phase and any tail period (which tail period is discussed under “Business—Our Collaboration with Merck” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020). In this regard, the parties continue to negotiate potential modifications to the terms of the collaboration. Such modifications may include, among other things, focusing our research and development under the collaboration on therapeutic areas of particular interest to Merck, while enabling us to conduct research and development outside of these therapeutic areas, which would, if mutually agreed to, allow us to discover and develop product candidates on our own or with third parties in other areas of interest. In order to allow negotiations to proceed, the parties agreed to extend the March 17, 2021 deadline for Merck to deliver its extension notification decision until June 30, 2021. While we do not know whether or when Merck will elect to extend the research phase of the collaboration or on what terms, or whether or when we will reach agreement with Merck on the terms of a modified collaboration, we expect that any modified collaboration would result in a level of annual research support from Merck during any extension of the current research phase after March 16, 2022 that is meaningfully lower than the annual research support Merck provided during the initial five-year term and is providing during the current two-year extension of the research phase. In this regard, we expect that under the terms of a modified collaboration, Merck will not provide research funding for certain of our product candidates. We also expect that if we are unable to reach agreement with Merck on modified terms, Merck will not elect to extend the research phase of the collaboration and will decide not to proceed with certain of our product candidates after the end of the current research phase. In any event, we expect that following March 16, 2022, the end of the current two-year extension of the research phase, funding from Merck will substantially decrease and our funding with respect to the development of our current and potential future product candidates will substantially increase, regardless of whether we are able to reach agreement with Merck on modified terms.
In addition, the level of future research funding from Merck following the end of the current research phase is uncertain. For example, if Merck does not elect to extend the research phase, we expect that Merck would decide not to designate certain of our product candidates for development during the tail period and could decide not to designate any of our product candidates for development during the tail period, in which case research funding from Merck would be either substantially reduced or eliminated as applicable, following the end of the current research phase. In addition, Merck is not required to designate any of our product candidates for development during the tail period until the three-month period prior to the end of the research phase, which could delay or preclude our ability to move forward with the development of certain of our product candidates, and could otherwise result in uncertainty regarding the future prospects of certain of our product candidates. Moreover, our stock price could decline as a result of such uncertainty and/or Merck’s failure to designate certain of our product candidates for development during the tail period. Even if Merck elects to designate certain product candidates for development during the tail period, there are limits on Merck’s funding obligations and Merck has the ability to terminate the tail period early. In addition, in the event that Merck decides to take over any designated product candidates for development during the tail period, we could be subject to disputes with Merck with respect to their obligation to use commercially reasonable efforts with respect to such development, which could delay or preclude the further development of the affected product candidate, and we could otherwise be subject to disputes with Merck over the scope of the parties’ respective rights under the Collaboration Agreement.
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
Subject to certain limitations, Merck may partially terminate the Collaboration Agreement for convenience as it relates to MK-3655 or any future licensed program. For example, Merck terminated its license to our GDF15 agonist program, including NGM395 and NGM386, in May 2019. Merck may also unilaterally terminate the agreement as it relates to its rights to research and develop small molecule compounds. It may also unilaterally terminate the agreement with respect to a specific licensed program in the event of an uncured material breach by us. If Merck terminates a program as a result of our uncured material breach, then we would lose our option to participate in global cost and profit sharing if not yet exercised as of the time of termination and lose our co-detailing option (whether or not exercised as of that time) for the relevant licensed program.
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

In addition to our dependence on our collaboration with Merck, we expect to depend on other collaborators, partners, licensees, contract research organizations, or CROs, clinical data management organizations, clinical investigators, contract manufacturing organizations/contract development and manufacturing organizations, or CMOs, and other third parties to support our discovery efforts, to formulate product candidates, to conduct our clinical trials and certain aspects of our research and preclinical studies, to manufacture clinical and commercial scale quantities of our drug substances and drug products and to market, sell and distribute any products we successfully develop and for which we obtain regulatory approval. Any problems we experience with any of these third parties could delay our research efforts or the development, commercialization and manufacturing of our products or product candidates, which could harm our results of operations.
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
All of our product candidates will be subject to rigorous and extensive clinical trials before we can seek regulatory approval from the FDA and comparable foreign health authorities. Clinical trials may be delayed, suspended or terminated at any time for reasons including:
•ongoing discussions with the FDA or comparable foreign health authorities regarding the scope or design of our clinical trials, including discussions with the FDA regarding initiation of our planned Phase 3 trial of aldafermin;
•delays in obtaining, or the inability to obtain, required approvals from institutional review boards, or IRBs, or other governing entities at clinical trial sites selected for participation in our clinical trials;
•delays in key trial activities and patient enrollment, including as a result of the evolving effects of the COVID-19 pandemic;
•delays in reaching agreement on acceptable terms with prospective CROs;
•deviations from the trial protocol by clinical trial sites and investigators, or failures to conduct the trial in accordance with regulatory requirements;
•lower than anticipated retention rates of participants in clinical trials, including patients dropping out due to side effects, disease progression or concerns about the COVID-19 pandemic;
•delays in patients completing a trial or returning for post-treatment follow-up;
•failure of third parties, such as CROs, to satisfy their contractual duties to us or meet expected deadlines;
•for clinical trials in selected patient populations, delays in identification and auditing of central or other laboratories and the transfer and validation of assays or tests to be used to identify selected patients and test any patient samples;
•implementation of new, or changes to, guidance or interpretations from the FDA or comparable foreign health authorities with respect to approval pathways for product candidates we are pursuing;
•the need to repeat clinical trials as a result of inconclusive or negative results, poorly executed testing or changes in required endpoints;
•insufficient supply or deficient quality of drug substance, drug product or other clinical trial material necessary to conduct our clinical trials, as well as delays in the testing, validation, manufacturing and delivery to clinical trial sites of such material;
•withdrawal of clinical trial sites or investigators from our clinical trials for any reason, including as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
•unfavorable FDA or comparable foreign health authority inspection or review of a clinical trial site or records of any clinical or preclinical investigation;
•drug-related adverse effects or tolerability issues experienced by participants in our clinical trials;

•changes in government regulations or administrative actions or lack of adequate funding to continue the clinical trials;
•our ability to hire and retain key research and development personnel; or
•the placement of a clinical hold on a trial by the FDA or comparable foreign health authorities.
In particular, we or our partners may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. For example, there is significant competition for recruiting patients with NASH in clinical trials. In the first quarter of 2020, we announced that enrollment in our ALPINE 2/3 clinical trial of aldafermin had been delayed beyond our initial projections. In addition, clinical trial enrollment generally continues to be negatively affected by the effects of the COVID-19 pandemic as a result of delays in additional clinical trial site initiation, suspension of enrollment at clinical trial sites or patient reluctance to participate in a clinical trial during quarantines or shelter-in-place orders or otherwise, particularly in medically vulnerable patient populations. This has impacted site initiation and enrollment in our ongoing Phase 2b ALPINE 4 clinical trial of aldafermin in patients with NASH with F4 liver fibrosis and compensated cirrhosis, and in our trials of NGM120, an antagonistic antibody that binds glial cell-derived neurotrophic factor receptor alpha-like, or GFRAL, and inhibits GDF15 signaling, for the potential treatment of cancer and cancer-related cachexia. If the evolving effects of the COVID-19 pandemic persist or become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
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
If clinical trials of our product candidates fail to produce positive results or to demonstrate safety and efficacy to the satisfaction of health authorities, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Our product candidates are in various stages of development and our most advanced product candidate, aldafermin, is still only in Phase 2 development. Before obtaining marketing approval from health authorities for the sale of our product candidates, we or our collaborators must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Preclinical studies and clinical trials are expensive, take several years to complete and may not yield results that support further clinical development or product approvals. In addition, there is a high failure rate for drugs and biologic products proceeding through clinical trials and failure can occur at any stage of testing. Moreover, additional clinical trials may be required if clinical trial results are negative or inconclusive, which would require us to incur additional costs and significant delays. In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In any event, it is impossible to predict when or if any of our product candidates will prove safe and effective in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, our product candidates might not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways.
In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because we have limited experience designing clinical trials, we may be unable to design and execute a clinical trial to support regulatory approval.
Further, we expect that certain of our current product candidates will, and future product candidates may, require chronic administration. The need for chronic administration increases the risk that participants in our clinical trials will fail to comply with our dosing regimens. If participants fail to comply, we may not be able to generate clinical data in our trials acceptable to the FDA or foreign health authorities. The need for chronic administration also increases the risk that our clinical drug development programs may not uncover all possible adverse events that patients who take our products may eventually experience. The number of patients exposed to treatment with, and the average exposure time to, our product candidates in clinical development programs may be inadequate to detect rare adverse events or chance findings that may only be detected once our products are administered to more patients and for longer periods of time.
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
We are developing aldafermin, and our collaborator is developing MK-3655, for the treatment of NASH, an indication for which there are no approved products. Implementation of new, or changes to, guidance or interpretations from the FDA or comparable foreign authorities with respect to approval pathways, such as draft guidance documents from the FDA for the development of products for the treatment of NASH that issued in 2018 and 2019 and from the European Medicines Agency, or EMA, that issued in 2018, may impact the path for regulatory approval for NASH therapies. Further, as we and other companies advance clinical trials for potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve as companies refine their regulatory approval strategies and interact with health authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot currently predict. In addition, certain of our competitors have recently experienced regulatory setbacks for NASH therapies following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for NASH therapies generally or for aldafermin and MK-3655 in particular. If the clinical trials for aldafermin and MK-3655 are not designed in a manner that, even if successful, support regulatory approval due to shifting approval pathways or for other reasons, those product candidates may be delayed in obtaining approval or may never be approved, which could have a material adverse effect on our business, operating results and prospects.
Success in preclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials.
To date, the data supporting our drug discovery and development programs are derived from laboratory and preclinical studies and earlier-stage clinical trials. Success in preclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of our product candidates. In this regard, despite the results reported in our Phase 1 and 2 clinical trials for aldafermin, in Phase 1 clinical trials for MK-3655, NGM621 and NGM120 and in preclinical studies for our other product candidates, including our immuno-oncology product candidates, NGM707 and NGM438, future clinical trials in humans may show that one or more of our product candidates are not safe and effective, in which event we may need to abandon development of such product candidates. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier-stage clinical trials. Similarly, preliminary data and interim results from clinical trials may not be predictive of final results. For example, the results we obtained in our Phase 1 trials of aldafermin and in our completed Phase 2 trial, including the data from the fourth and final 24-week expansion cohort of that trial in patients with NASH with fibrosis stage F2 or F3, may not be indicative of the future results we obtain from our ALPINE 2/3 trial, our ongoing ALPINE 4 trial and any Phase 3 trial. In addition, some of our clinical trials involve small patient populations, sometimes at single sites, and the results of these clinical trials may be subject to substantial variability and may not be indicative of either future interim results or final results.
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
To date, aldafermin and our other product candidates have been manufactured by third-party manufacturers solely for preclinical studies and relatively small clinical trials. These manufacturers may not be able to scale production to the larger quantities required for large clinical trials and for commercialization. In this regard, if any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we or our collaborator may need to manufacture it in large quantities. We intend to use third-party manufacturers for commercial quantities of aldafermin, NGM120, NGM621, NGM707 and NGM438, to the extent we advance these product candidates, and will rely on Merck to determine whether to utilize a third-party manufacturer or Merck’s internal manufacturing capacity for MK-3655 and other licensed product candidates. The process of manufacturing aldafermin and our other product candidates is complex, highly regulated and subject to several risks, including:
•a third-party manufacturer may experience product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error and improper storage conditions. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, the manufacturing facilities may need to be closed for an extended period of time to investigate and eliminate the contamination;
•a third-party manufacturer of a product candidate subject to our collaboration with Merck may fail to qualify upon an audit by Merck or by us;
•the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, turnover of qualified staff, financial difficulties of our contract manufacturers, including as a result of the evolving effects of the COVID-19 pandemic, natural disasters, power failures, local political unrest and numerous other factors; and
•any adverse developments affecting manufacturing operations or the scale up of manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our product candidates. We may also have to record inventory write-offs and incur other charges and expenses for product candidates or drug substances that fail to meet specifications or cannot be used before their expiration dates. In addition, for out of specification materials, we may need to undertake costly remediation efforts or seek costlier manufacturing alternatives.
We also have a single source of supply for aldafermin and most of our other product candidates, including the drug substances used in manufacturing them. Single sourcing minimizes our leverage with our contract manufacturers, who may take advantage of our reliance on them to increase the pricing of their manufacturing services. Single sourcing also imposes a risk of interruption in supply in the event of manufacturing, quality or compliance difficulties. In addition, we do not currently have arrangements in place for redundant supply for bulk drug substances or drug product. If one of our suppliers fails or refuses to supply us for any reason, it would take a significant amount of time and cost to implement and execute the necessary technology transfer to, and to qualify, a new supplier. The FDA or comparable foreign health authority must approve manufacturers of drug substance and drug product. If there are any delays in qualifying new suppliers or facilities or a new supplier is unable to meet the requirements of the FDA or comparable foreign health authority for approval, there could be a shortage of drug substance or drug product for use in clinical trials with respect to the affected product candidates.
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
Each of our product candidates uses certain raw materials for its manufacture, such as reagents that support cell growth, purification materials or testing supplies. Some of these materials only have a single supplier and are purchased as necessary without a long-term supply agreement in place. In addition, our drug products require the use of pre-filled syringes or syringe components that have been the subject of shortages amplified by the COVID-19 pandemic due to their use in, among other things, COVID-19 vaccine production. Any significant delay in the acquisition or decrease in the availability of these raw materials, pre-filled syringes or syringe components could considerably delay the manufacture of our product candidates or the conduct of our clinical trials, which could adversely impact the timing or completion of any ongoing and planned trials or the timing of regulatory approvals, if any, of our product candidates.
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
Adverse events, undesirable side effects or similar safety issues caused by our product candidates could cause us or health authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign health authorities. Additional clinical trials may be required to evaluate the safety profile of our product candidates. Patients in certain of our ongoing or planned clinical trials, particularly those with NASH with more advanced fibrosis and patients with cancer, also often commonly enter our trials with significant comorbidities or advanced life-threatening illness and/or are treated in the trial with our product candidate in combination with other medications, including chemotherapy or other approved cancer treatments. As a result, patients in our clinical trials can be expected to experience some adverse events, including death, or side effects that are not or may not be related to treatment with our product candidates. Nonetheless, the occurrence of adverse events or side effects, whether or not related to our product candidates, could impact the success of our clinical trials.
In clinical trials of aldafermin to date, a number of serious adverse events, or SAEs, most of which have been classified as mild to moderate, have been reported in the treatment arms of our completed Phase 1 and Phase 2 clinical trials, including one patient in Cohort 1 of our Phase 2 clinical trial who experienced an SAE, acute pancreatitis, that was assessed as possibly related to aldafermin. Patients have also experienced, and we have reported, SAEs in our completed trials of MK-3655, NGM621 and NGM120. Ocular SAEs reported in our ongoing Phase 2 CATALINA trial of NGM621, which remains masked to treatment assignment, include worsening of vision due to GA worsening and retinal detachment in the non-study eye and worsening of vision due to GA worsening in the study eye. We expect that patients in our clinical trials, including those that are sham- or placebo-controlled with some patients not receiving study drug, will continue to experience adverse events and SAEs and we will continue to monitor those SAEs for any signals of concern regarding the safety and tolerability of our product candidates. If patients in any of our clinical trials experience a high or unacceptable severity and prevalence of side effects, including particularly SAEs, it could affect patient recruitment or the ability of enrolled patients to complete their treatment in a clinical trial or result in failure to obtain regulatory approval for our product candidates or product liability claims.
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
Our product candidates, including aldafermin, which is an engineered variant of the FGF19 protein, are protein or antibody therapeutics. Protein and antibody therapeutics can sometimes induce host immune responses that can cause the production of anti-drug antibodies, or ADAs. In some cases, ADAs have no effect. In other cases, ADAs may neutralize the effectiveness of the product candidate, can require that higher doses be used to obtain a therapeutic effect or can cross react with substances naturally occurring in a subject’s body, which can cause unintended effects, including potential impacts on efficacy and adverse events. Some patients treated with aldafermin in our completed clinical trials have developed ADAs against aldafermin and, in some cases, those antibodies were neutralizing or appeared to cross react with the patient’s naturally occurring FGF19. We have developed an assay to measure the presence of ADAs against aldafermin for our ongoing NASH program, which we are using to test patient samples and which will need to be evaluated by regulatory agencies. The presence of ADAs was also observed in our Phase 1 MK-3655 trial. If we or Merck, as appropriate, are required to undertake substantial additional testing as a result of the detection of ADAs in subjects using aldafermin, MK-3655 or any other product candidate, the costs of our clinical trials may increase. If we or Merck determine that ADAs are causing safety or efficacy concerns when using any of our product candidates, we or Merck may need to delay or halt clinical trials of our product candidates and the affected product candidates may never obtain regulatory approval. We cannot provide assurance that the detection of ADAs will not be higher than we have observed historically or that observed rates will not later be found to limit drug exposure or cause adverse safety events, or that the detection of ADAs will not otherwise result in the non-approvability of any of our product candidates.
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
The investigational new drug, or IND, application we filed for aldafermin in February 2014 for type 2 diabetes was placed on clinical hold by the FDA Division of Metabolism and Endocrinology Products pending receipt of additional information relating to the potential risk of proliferative effects of aldafermin in the livers of non-human primates and mice based on concerns relating to the observation that human FGF19 can induce hepatocellular proliferation in rodents. We withdrew this IND in January 2015, as we determined that we would not further study aldafermin in type 2 diabetes after we analyzed the results of the Phase 2 clinical trial of aldafermin in type 2 diabetes and made the determination to pursue NASH and other liver indications. To date, the FDA Division of Hepatology and Nutrition, which is responsible for the NASH indication, has not requested any additional information regarding the potential for aldafermin to induce hepatocellular proliferation. We have received feedback from the FDA Carcinogenicity Assessment Committee that our preclinical data through six-month chronic toxicology studies in mice and monkeys support a single species, two-year carcinogenicity assessment in rats. The human hormone and the rodent ortholog for FGF19 share a sequence identity of approximately 50%, which means that the results of these studies of aldafermin in rats are not necessarily predictive of the potential risk of carcinogenicity in humans. To our knowledge, neither FGF19 nor any variant thereof other than aldafermin has ever been tested in humans. Aldafermin is a modified version of FGF19 that we believe does not exhibit the cancer-causing effects of native human FGF19 in rodents. We believe that aldafermin will have a superior therapeutic profile to FGF19 based on preclinical data showing reduced fasting blood glucose levels, fed insulin levels and bile acid suppression in animals. However, we may be incorrect in these beliefs, and we cannot be sure that regulators will view our product candidate as safe or that physicians will view our product candidates as safe and superior to alternative treatments. Concerns about the association between FGF19 and liver cancer could have an adverse effect on our ability to develop and commercialize aldafermin.
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

We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development and potential commercialization. We may make incorrect determinations in allocating resources among these product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs, such as our decision to suspend development activities related to multiple metabolic disease product candidates to concentrate our resources elsewhere, also may be incorrect and could cause us to miss valuable opportunities.
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
Although we believe there are no FDA-approved therapies that specifically target the signaling pathways that our current product candidates are designed to modulate or inhibit, there are numerous currently approved therapies for treating the same diseases or indications (other than NASH) for which our product candidates may be useful and many of these currently approved therapies act through mechanisms similar to our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products, including branded generic products. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development. For more information regarding the competition that our most advanced product candidates face, or may face, see the discussion of specific competition for each product candidate in “Business—Key Therapeutic Areas and Pipeline Programs” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:
•the efficacy and safety profile of the product candidate as demonstrated in clinical trials;
•the timing of market introduction of the product candidate, as well as competitive products;

•the clinical indications for which the product candidate is approved;
•acceptance of the product candidate as a safe and effective treatment by clinics and patients;
•the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
•the inclusion or exclusion of the product candidate from treatment guidelines established by various physician groups and the viewpoints of influential physicians with respect to the product candidate;
•the cost of treatment relative to alternative treatments;
•the availability of coverage and adequate reimbursement and pricing by third parties and government authorities as described below;
•the relative convenience and ease of administration;
•the frequency and severity of adverse events;
•the effectiveness of sales and marketing efforts; and
•any unfavorable publicity relating to the product candidate.
For example, aldafermin is currently administered via a once-daily subcutaneous injection. While we are undertaking efforts to develop formulations and presentations of aldafermin that allow for more convenient or less frequent dosing, there is no assurance that these efforts will be successful, which may negatively impact market acceptance of an approved aldafermin product. In addition, see the risk factor titled “Our product candidates may cause undesirable side effects or adverse events or have other properties or safety risks, which could delay or prevent continued clinical development or their regulatory approval or limit the commercial profile of any approved label” above. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.
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
There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign health authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including costs of research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
We cannot predict the likelihood, nature or extent of healthcare reform initiatives that may arise from future legislation or administrative action, particularly under the Biden administration. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial sites are located outside of the United States. Furthermore, if we, Merck or any future collaborator succeeds in developing any of our product candidates, we intend to market them in the European Union, or the EU, and other jurisdictions in addition to the United States. If approved, we, Merck or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of challenges and risks, including but not limited to:
•multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
•delays or interruptions in the supply of clinical trial material resulting from any events affecting raw material supply or manufacturing capabilities abroad, including those that may result from the ongoing COVID-19 pandemic;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•limits on our ability to penetrate international markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including COVID-19 and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we or our collaborator commercializes any resulting products. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or products that we may develop;

•termination of clinical trial sites or entire trial programs;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial subjects or patients;
•loss of revenue;
•diversion of management and scientific resources from our business operations; and
•the inability to commercialize any products that we may develop.
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
Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we or our collaborator obtains marketing approval. Our arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products for which we or our collaborator obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
•the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program, such as Medicare and Medicaid;
•the federal False Claims Act, or FCA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, also imposes obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses, and their business associates that perform certain services involving the use or disclosure of individually identifiable health information as well as their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Open Payments program, created under Section 6002 of the ACA and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to the HHS ownership and investment interests held by physicians (as defined above) and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and transfers of value to physician assistants, nurse practitioners, anesthesiologist assistants, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and local laws requiring the registration of pharmaceutical sales representatives; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. Following guidance from federal, state and local authorities, we continue to operate with a substantially remote work model. Employees working on site continue to be primarily those individuals conducting essential in-person laboratory work that cannot be conducted remotely, with heightened safety measures designed to minimize occupational exposure and reduce transmission of COVID-19 within our workplace. Although we have re-opened our laboratory facilities under these heightened safety measures, we may be forced to, or determine that we should, resume a more restrictive remote work model. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we have made and may make in the future with respect to our onsite operations. Further, the effects of current and future governmental shelter-in-place orders and our remote work policies may materially and adversely impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, since we first transitioned to a remote work model in March 2020, we experienced higher-than-normal employee turnover and an increased rate of hiring new employees. We cannot predict whether this higher turnover rate will continue and what its impact will be on productivity, whether these trends will continue or be exacerbated, when we will be permitted to, and whether we will, return to a fully office-based working model or whether we will be required to adopt a more restrictive work model as the pandemic evolves. Continuation of current or similar, and perhaps more severe, disruptions in our operations could materially and adversely impact our business, financial condition, results of operations and growth prospects.
As the pandemic continues, there may be continuing negative impacts on our ability to initiate new clinical trial sites, maintain enrollment of existing patients and enroll new patients, which may affect timelines in the future. Our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also continue to prohibit or discourage patients from enrolling in, or continuing to participate in, our clinical trials. Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID-19 and if their health is impacted by COVID-19 it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials, many of whom are particularly vulnerable, may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to concerns about traveling to sites for required screening and clinical trial visits and procedures. In this regard, we have experienced, from time to time, a slower pace of clinical site initiation and clinical trial enrollment than originally anticipated in certain of our clinical trials, including the ALPINE 4, CATALINA and NGM120 trials, and we experienced a higher dropout rate in our ALPINE 2/3 trial than we had anticipated based on our previous trials in patients with NASH. We believe this may be due to factors such as the vulnerability of our studied patient populations, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders, among other factors.
Enrolled patients may also be unable to comply with clinical trial protocols if quarantines, shelter-in-place and similar restrictions continue to impede patient movement or interrupt healthcare services. Accordingly, we have developed and implemented additional clinical study policies and procedures designed to help protect patients from COVID-19 exposure as a result of their trial participation, which include the use of telemedicine visits, remote monitoring of patients and clinical trial sites and other measures designed to ensure that data from clinical trials that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with current Good Clinical Practices, or cGCPs, with any material protocol deviation reviewed and approved by the clinical trial site IRB. If any of the foregoing efforts to mitigate the impact of the COVID-19 pandemic are not successful, or if the effects of the COVID-19 pandemic persist or become more severe, it could materially and adversely affect our clinical development timelines and our ability to obtain regulatory approvals of our product candidates and could significantly increase our costs.
We also could see an adverse impact on our ability to report clinical trial results, or interact with regulators, IRBs and ethics committees or other important agencies due to limitations in health authority employee resources or otherwise. Moreover, we rely on CROs and other third parties to assist us with clinical development activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

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
We collect, store and transmit proprietary, confidential and sensitive information, including personal information in the course of our business. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, CMOs, contractors, consultants and other third parties on which we depend to operate our business, may be vulnerable to security breaches, loss, damage, corruption, unauthorized access, use or disclosure or misappropriation. Such incidents also may result from errors or malfeasance by our personnel or the personnel of the third parties we work with, malware, viruses, software vulnerabilities, hacking, denial of service attacks, social engineering (including phishing), ransomware, credential stuffing or other cyberattacks, including attacks by state-sponsored organizations or sophisticated groups of hackers.
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
Despite our efforts to strengthen security and authentication measures, we have experienced an overall increase in cybersecurity incidents, none of which have caused material disruption to our business, or to our knowledge, involved a material security breach. In June 2019, a vendor that conducted bioanalytical services for some of our aldafermin clinical trials experienced a ransomware attack that resulted in a significant disruption to its IT systems but did not affect the integrity of our clinical sample data for aldafermin, as verified by independent vendors. More recently, in December 2020, we detected that an attacker had gained access to a single system on our network and unsuccessfully attempted to use that access to stage a broader attack against us. We or the third parties we rely on could experience a material system failure, security breach or other cybersecurity incident in the future, which could interrupt our operations, disrupt our development programs and have a material adverse effect on our business, financial condition and results of operations. For example, the loss or corruption of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates, to analyze clinical trial samples and to conduct clinical trials, and cybersecurity incidents experienced by these third parties could have a material adverse effect on our business. Security breaches and other cybersecurity incidents affecting us or the third parties we rely on could also result in substantial remediation costs and expose us to litigation, regulatory enforcement action, fines, penalties and other liabilities.
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
Risks Related to Regulatory Approvals
The regulatory approval processes of the FDA and comparable foreign health authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would substantially harm our business.
Currently, none of our product candidates has received regulatory approval and we do not expect our product candidates to be commercially available for several years, if at all. The time required to obtain approval from the FDA and comparable foreign health authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the health authorities. In addition, approval policies, regulations or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of our existing or future product candidates will ever obtain regulatory approval.
Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign health authority for many reasons, including:

•disagreement with the design or implementation of our clinical trials;
•failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•failure of results of clinical trials to meet the level of statistical significance required for approval;
•failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•disagreement with our interpretation of data from preclinical studies or clinical trials;
•the insufficiency of data collected from clinical trials to support the submission and filing of a BLA or other submission or to obtain regulatory approval;
•failure to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies;
•unfavorable quality review or audit findings; or
•changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.
The FDA or a comparable foreign health authority may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and commercialization, or we may decide to abandon the development program for other reasons. If we obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.
The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition, and the FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. However, Fast Track designation does not guarantee, or in any way change the standards for, full product approval. Accordingly, although aldafermin has received Fast Track designation from the FDA for NASH, we may not necessarily experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures.
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
Our failure to obtain health authority approval in international jurisdictions would prevent us from marketing our product candidates outside the United States.
If we or our collaborators succeed in developing any products, we intend to market them in the EU and other foreign jurisdictions in addition to the United States. In order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before health authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by health authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. If we fail to obtain approval of any of our product candidates by health authorities in another country, we will be unable to commercialize our product in that country, and the commercial prospects of that product candidate and our business prospects could decline.
Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.
Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign health authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and comparable foreign health authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign health authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy or similar strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.
In addition, manufacturers of drug substance and drug products and their facilities are subject to continual review and periodic inspections by the FDA and other health authorities for compliance with cGMP regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:
•issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
•mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•require that we conduct post-marketing studies;
•require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•seek an injunction or impose civil or criminal penalties or monetary fines;
•suspend marketing of, withdraw regulatory approval of or initiate a recall of such product;
•suspend any ongoing clinical trials;
•refuse to approve pending applications or supplements to applications filed by us;
•suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products or refuse to permit the import or export of products.
The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenue.
Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, Department of Justice, HHS, Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations and civil and criminal sanctions by the government. Additionally, comparable foreign health authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.
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
Even if we receive regulatory approval for aldafermin or any of our other product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, health authorities may revoke their approvals. If aldafermin is approved by the FDA based on a surrogate endpoint pursuant to accelerated approval regulations (Subpart E regulations), we will be required to conduct additional clinical trials establishing clinical benefit on the ultimate outcome of NASH. Additionally, we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities for aldafermin and our other product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.
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
Our commercial success depends upon our ability, and the ability of our current and future licensors, licensees and collaborators, to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights that are important or necessary to the development of our products. As a result, we are a party to a number of technology and patent licenses that are important to our business and we expect to enter into additional licenses in the future. If we fail to comply with the obligations under these agreements, including payment and diligence obligations, our licensors may have the right to terminate these agreements. In the event of a termination of these agreements, we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or to engage in any other activities necessary to our business that require the freedom-to-operate afforded by the agreements, or we may face other penalties under the agreements. For example, we are party to license agreements with multiple vendors, including our licenses with Horizon Discovery Ltd. and Lonza Sales AG, under which we license cell lines and other technology used to produce multiple product candidates, including some that are currently subject to our collaboration with Merck. We require prior consent from some of these vendors to grant sub-licenses under these agreements. Therefore, these vendors may be able to prevent us from granting sub-licenses to third parties, which could affect our ability or Merck’s ability to use certain desired manufacturers in order to manufacture our product candidates. In the event of a termination of our license agreements, our ability or Merck’s ability to manufacture or develop any product candidates covered by these agreements may be limited or halted unless we can develop or obtain the rights to technology necessary to produce these product candidates.
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
If we or our current or future licensors, licensees or collaborators initiated legal proceedings against a third party to enforce a patent covering a product candidate, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or USPTO, or made a misleading statement, during prosecution. In an infringement or declaratory judgment proceeding, a court may decide that a patent owned by or licensed to us or our current or future licensors, licensees or collaborators is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent does not cover the technology in question. An adverse result in any litigation proceeding could put one or more of the patents at risk of being invalidated, narrowed, held unenforceable or interpreted in such a manner that would not preclude third parties from entering the market with competing products.
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
In addition, we may be subject to claims that we or our employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer, or that third parties have an interest in our patents as an inventor or co-inventor. Likewise, we and our current or future licensors, licensees or collaborators may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against these claims.
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
Risks Related to Ownership of Our Common Stock
The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment

The market price for our common stock has fluctuated significantly from time to time, for example, varying between a high of $32.12 on March 17, 2021 and a low of $8.81 on October 7, 2019. The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section, these factors include:
•developments associated with our collaboration with Merck, including our failure to reach agreement with Merck on the terms of a modified collaboration, Merck’s decision to not exercise its remaining unilateral option to extend the research phase of the collaboration, investor perceptions as to the terms of a modified Collaboration Agreement, if any, or any termination of the collaboration;
•the success of competitive products or technologies, including disclosure of interim data by our competitors;
•regulatory actions with respect to our product candidates or our competitors’ product candidates or products;
•results of clinical trials of our product candidates or those of our competitors;
•timeline delays in our clinical trials, including delays resulting from the evolving effects of the global COVID-19 pandemic or otherwise;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements by us or our competitors or collaborators of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•regulatory, legal or payor developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our product candidates or clinical development programs;
•the results of our efforts to in-license or acquire additional product candidates or products;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us, our insiders or our other stockholders;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors; and
•general economic, industry and market conditions.
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
Our executive officers, directors, significant stockholders, including entities affiliated with The Column Group and Merck, and their respective affiliates, beneficially own a substantial amount of our voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders. In addition, if any of our significant stockholders decide to sell a meaningful amount of their ownership position and there is not sufficient demand in the market for such stocks, our stock price could fall.
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
For so long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, the JOBS Act, we may take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:
•the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;
•the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer; and
•the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and instead provide a reduced level of disclosure concerning executive compensation.
Because our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected may be increased. Likewise, our election not to provide certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the U.S. Securities and Exchange Commission, or SEC, may make it more difficult for investors and securities analysts to evaluate our company.
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
We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and reduced requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline. In addition, if we lose our “emerging growth company” status sooner than anticipated, we may incur additional costs to comply with rules and regulations required for public companies, which may impact our financial position and results of operations.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or to remove our current management. These provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•authorizing the issuance of “blank check” preferred stock, the terms of which we may establish and shares of which we may issue without stockholder approval;
•prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;
•prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•eliminating the ability of stockholders to call a special meeting of stockholders; and
•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, and these expenses may further increase after we are no longer an “emerging growth company.” As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and The Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and may make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur in the future to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
During the quarter ended March 31, 2021, we did not issue or sell any unregistered securities.
Use of Proceeds from Our Initial Public Offering of Common Stock
In April 2019, we completed our IPO pursuant to a Registration Statement on Form S-1 (No. 333-227608), which was declared effective by the SEC on April 3, 2019. We issued and sold an aggregate of 7,521,394 shares of our common stock, including 854,727 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $16.00 per share. We received net proceeds of $107.8 million, after deducting underwriting discounts, commissions and offering expenses. No payments were made from our net proceeds directly or indirectly to our officers or directors, to persons owning 10% or more of any class of our equity securities or to any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for Board or Board committee service. Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and Cowen and Company, LLC acted as joint book-running managers for the offering. As of March 31, 2021, we have used all of the net proceeds, primarily to advance the development of our product candidates and our clinical trials and research programs, and for working capital and general corporate purposes. There was no material change in the use of proceeds as described in our prospectus filed with the SEC on April 4, 2019 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On February 3, 2021, we repurchased a total of 230 shares of our common stock for $8.14 per share. All of the shares repurchased were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38853	3.1	4/8/19
3.2	Amended and Restated Bylaws	S-1	333-227608	3.4	9/28/18
10.1	Letter Agreement, dated as of March 12, 2021, by and between Merck Sharp & Dohme Corp. and NGM Biopharmaceuticals, Inc.	8-K	001-38853	10.1	3/15/21
10.2+*	Offer Letter Agreement, by and between the Registrant and Hsiao D. Lieu, M.D., dated as of January 16, 2019.
10.3+*	Offer Letter Agreement, by and between the Registrant and Valerie L. Pierce, dated as of August 6, 2019, and related information.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    Filed herewith.
*    Indicates management contract or compensatory plan or arrangement.
**    The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGM Biopharmaceuticals, Inc.

Date: May 6, 2021	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director

Date: May 6, 2021	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer
(Principal Financial Officer)