Form 10-Q
period 2021-06-30
NGM BIOPHARMACEUTICALS INC
filed 2021-08-05
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2021, the registrant had 77,338,144 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020*
Assets
Current assets:
Cash and cash equivalents	$99,403	$147,017
Short-term marketable securities	291,147	148,139
Related party receivable from collaboration	3,586	333
Related party contract asset	—	6,100
Prepaid expenses and other current assets	8,993	6,837
Total current assets	403,129	308,426
Property and equipment, net	12,790	14,526
Restricted cash	1,499	1,499
Other non-current assets	5,593	4,592
Total assets	$423,011	$329,043
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,141	$9,663
Accrued liabilities	31,891	29,945
Deferred rent, current	3,048	2,975
Contract liabilities	4,963	—
Total current liabilities	45,043	42,583
Deferred rent, non-current	4,893	6,417
Total liabilities	49,936	49,000
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 77,307,156 and 70,585,364 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	77	71
Additional paid-in capital	735,860	578,599
Accumulated other comprehensive income	5	4
Accumulated deficit	(362,867)	(298,631)
Total stockholders' equity	373,075	280,043
Total liabilities and stockholders' equity	$423,011	$329,043
See accompanying notes to unaudited condensed consolidated financial statements.
*The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Related party revenue	$16,773	$19,755	$38,348	$44,119
Operating expenses:
Research and development	43,570	38,494	84,269	76,933
General and administrative	9,823	6,794	18,544	13,389
Total operating expenses	53,393	45,288	102,813	90,322
Loss from operations	(36,620)	(25,533)	(64,465)	(46,203)
Interest income, net	115	388	229	1,563
Other expense, net	(187)	(471)	—	(91)
Net loss	$(36,692)	$(25,616)	$(64,236)	$(44,731)
Net loss per share, basic and diluted	$(0.48)	$(0.38)	$(0.84)	$(0.66)
Weighted average shares used to compute net loss per share, basic and diluted	77,096,416	68,305,056	76,568,217	67,850,640
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(36,692)	$(25,616)	$(64,236)	$(44,731)
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale marketable securities	23	192	1	112
Total comprehensive loss	$(36,669)	$(25,424)	$(64,235)	$(44,619)
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	70,583	$71	$578,599	$4	$(298,631)	$280,043
Issuance of common stock under offering, net of issuance costs	5,324	5	134,565			134,570
Issuance of common stock upon exercise of stock options	1,001	1	5,906	—	—	5,907
Vesting of common stock from early exercises	5	—	41	—	—	41
Stock-based compensation expense	—	—	6,582	—	—	6,582
Comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(27,544)	(27,544)
Balance at March 31, 2021	76,913	$77	$725,693	$(18)	$(326,175)	$399,577
Issuance of common stock upon exercise of stock options	280	—	1,905	—	—	1,905
Issuance of common stock under employee stock purchase plan	110	—	1,409	—	—	1,409
Issuance of common stock to participants in 401(k) plan	4	—	125	—	—	125
Vesting of common stock from early exercises	—	—	2	—	—	2
Stock-based compensation expense	—	—	6,716	—	—	6,716
Issuance costs under offering	—	—	10			10
Comprehensive income	—	—	—	23	—	23
Net loss	—	—	—	—	(36,692)	(36,692)
Balance at June 30, 2021	77,307	$77	$735,860	$5	$(362,867)	$373,075

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	66,886	$67	$526,771	$25	$(196,144)	$330,719
Issuance of common stock upon exercise of stock options	984	1	3,590	—	—	3,591
Vesting of common stock from early exercises	21	—	162	—	—	162
Stock-based compensation expense	—	—	3,695	—	—	3,695
Comprehensive loss	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(19,115)	(19,115)
Balance at March 31, 2020	67,891	$68	$534,218	$(55)	$(215,259)	$318,972
Issuance of common stock upon exercise of stock options	680	1	2,365	—	—	2,366
Issuance of common stock under employee stock purchase plan	109	—	1,285	—	—	1,285
Issuance of common stock to participants in 401(k) plan	6	—	119	—	—	119
Vesting of common stock from early exercises	16	—	123	—	—	123
Stock-based compensation expense	—	—	3,723	—	—	3,723
Comprehensive income	—	—	—	192	—	192
Net loss	—	—	—	—	(25,616)	(25,616)
Balance at June 30, 2020	68,702	$69	$541,833	$137	$(240,875)	$301,164
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(64,236)	$(44,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,298	7,418
Reduction in related party contract asset due to Amended Collaboration Agreement with Merck	4,600	—
Depreciation	3,118	3,381
Amortization of premium (discount) on marketable securities	1,518	(190)
Other non-cash expenses	49	239
Changes in operating assets and liabilities:
Related party receivable from collaboration	(3,253)	2,127
Related party contract asset	1,500	—
Prepaid expenses and other assets	(3,157)	(3,119)
Accounts payable	(4,522)	(6,874)
Accrued liabilities	2,038	7,634
Deferred rent	(1,451)	(1,378)
Contract liabilities	4,963	(2,798)
Net cash used in operating activities	(45,535)	(38,291)
Cash flows from investing activities
Purchase of marketable securities	(194,525)	(29,399)
Proceeds from maturities of marketable securities	50,000	65,836
Net purchase of property and equipment	(1,355)	(1,445)
Net cash (used in) provided by investing activities	(145,880)	34,992
Cash flows from financing activities
Proceeds from follow on offering, net	134,580	—
Proceeds from exercise of stock options	7,812	5,957
Proceeds from employee stock purchase plan	1,409	1,285
Deferred offering costs paid	—	(224)
Net cash provided by financing activities	143,801	7,018
Net (decrease) increase in cash and cash equivalents	(47,614)	3,719
Cash, cash equivalents and restricted cash, at beginning of period	148,516	247,472
Cash, cash equivalents and restricted cash, at end of period	$100,902	$251,191
Non-cash investing and financing activities:
Vesting of common stock from early exercises	$43	$285
Property and equipment purchases accrued and not yet paid	$77	$87
Deferred offering costs accrued but not yet paid	$—	$235
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary, collectively referred to as the Company, is focused on discovering and developing novel therapeutics based on scientific understanding of key biological pathways underlying retinal diseases, cancer, and liver and metabolic diseases. The Company’s robust portfolio of product candidates range from early discovery to late-stage development and include NGM621, NGM120, NGM707, NGM438, MK-3655 and aldafermin. The Company has additional undisclosed programs that are in various stages of development ranging from functional validation to preclinical development.
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
Uses and Sources of Liquidity
Since inception, the Company has incurred net losses and negative cash flow from operations. Net losses were $36.7 million and $64.2 million during the three and six months ended June 30, 2021, respectively, and $25.6 million and $44.7 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the Company had an accumulated deficit of $362.9 million. The Company expects its accumulated deficit will increase significantly over time and does not expect to experience positive cash flows from operations in the near future.
As of June 30, 2021, the Company had $390.6 million of cash, cash equivalents and short-term marketable securities. In January 2021, the Company sold 5,324,074 shares of its common stock through an underwritten public offering at a price to the public of $27.00 per share for aggregate net proceeds to the Company of $134.6 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company. In June 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC. During the six months ended June 30, 2021, no shares of the Company's common stock were sold pursuant to the Sales Agreement. As of June 30, 2021, $127.4 million of the Company's common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
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
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with a bank it believes is highly creditworthy and with highly rated money market funds. As of June 30, 2021 and December 31, 2020, cash and cash equivalents consisted of bank deposits and investments in money market funds.
Marketable Securities
The appropriate classification of the Company’s marketable securities is determined at the time of purchase and such designations are re-evaluated at each balance sheet date. All of the Company’s securities are considered as available-for-sale and carried at estimated fair values and reported in cash equivalents and short-term marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from net loss and reported in accumulated other comprehensive income, net of tax as a separate component of stockholders’ equity. Other income (expense), net, includes interest, amortization of purchase premiums and accretion of purchase discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method.
The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of June 30, 2021, the Company did not record any impairment related to other-than-temporary declines in the fair value of securities.
Restricted Cash
The Company’s restricted cash balance represents collateral required under the Company’s facility lease agreement and is classified as a non-current asset on the condensed consolidated balance sheets, as the collateral will not be returned to the Company within 12 months from the date of these condensed consolidated financial statements.
Concentration of Credit and Other Risks
Cash, cash equivalents and marketable securities from the Company’s available-for-sale and marketable security portfolio potentially subject the Company to concentrations of credit risk. The Company is invested in money market funds and marketable securities through custodial relationships with major U.S. and Australian banks. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government.

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
Merck accounted for 100% of the Company’s revenue for the three and six months ended June 30, 2021 and 2020.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of June 30, 2021 and December 31, 2020, no revision to the remaining useful lives or write-down of long-lived assets was required.
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
The Company assesses whether the promises in its arrangements, including any options provided to the partner, are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to a compound is distinct from research and development services or participation in research or steering committees, as well as whether options create material rights in the contract. In situations when a contract includes distinct services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct services.
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
Contract modifications, defined as changes in the scope or price (or both) of a contract that are approved by the parties to the contract, such as a contract amendment, exist when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract. Depending on facts and circumstances, the Company accounts for a contract modification as one of the following: (i) a separate contract; (ii) a termination of the existing contract and a creation of a new contract; or (iii) a combination of the preceding treatments. A contract modification is accounted for as a separate contract if the scope of the contract increases because of the addition of promised services that are distinct and if the price of the contract increases by an amount of consideration that reflects the Company’s standalone selling prices of the additional promised services. When a contract modification is not considered a separate contract and the remaining services are distinct from the services transferred on or before the date of the contract modification, the Company accounts for the contract modification as a termination of the existing contract and a creation of a new contract. When a contract modification is not considered a separate contract and the remaining services are not distinct, the Company accounts for the contract modification as an add-on to the existing contract and as an adjustment to revenue on a cumulative catch-up basis.
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
Clinical trial costs are a component of research and development expenses. The Company expenses costs for its clinical trial activities performed by third parties, including clinical research organizations, or CROs, and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company uses assessments by its internal personnel and information it receives from outside service providers to estimate the clinical trial costs incurred.
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

Net loss per share was computed as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(36,692)	$(25,616)	$(64,236)	$(44,731)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	77,096,416	68,305,056	76,568,217	67,850,640
Net loss per share—basic and diluted	$(0.48)	$(0.38)	$(0.84)	$(0.66)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and Six Months Ended June 30,
	2021	2020
Options to purchase common stock	11,124,234	10,478,682
Shares committed under ESPP	214,604	467,614
Total	11,338,838	10,946,296
Segment and Geographical Information
The Company operates in one business segment. Substantially all of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. For the three and six months ended June 30, 2021 and 2020, the Company’s revenues were entirely within the United States based upon the location of the Company and Merck.
Recent Accounting Pronouncements
New accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s results of operations and financial position upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, the JOBS Act, the Company currently meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company expects to be a large accelerated filer as of December 31, 2021 and as a result, the Company will no longer be an emerging growth company as of that date.
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
Given the Company expects that it will no longer be an emerging growth company as of December 31, 2021, the Company plans to adopt the new lease standard in the fiscal year beginning January 1,2021, using the optional transition method, which allows the Company to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit at the date of adoption and apply the new disclosure requirements beginning in the period of adoption. The Company also plans to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carryforward the historical lease classification and make an accounting policy election whereby ROU assets and lease liabilities associated with lease arrangements with terms less than one year will not be recognized. The Company continues to evaluate the impact of this new lease standard to its results of operations and financial position.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard amends guidance on reporting credit losses for financial assets held at amortized cost basis, including accounts receivable, investments classified as available for sale, such as our debt securities, and unbilled related party revenue. Estimated credit losses will be recorded as an allowance rather than a write-down. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for certain ASUs including ASU 2016-13. Given the Company expects that it will no longer be an emerging growth company as of December 31, 2021, it plans to adopt Topic 326 in the fiscal year beginning January 1, 2021 and the impact of adoption is not expected to materially impact the Company’s results of operations and financial position.
3. Fair Value Measurements
Cash equivalents and marketable securities are classified as available-for-sale securities and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of June 30, 2021
U.S. government agencies securities	$141,128	$13	$—	$141,141
Money market funds	86,581	—	—	86,581
Corporate and agency bonds	76,065	4	(12)	76,057
Commercial paper	73,949	—	—	73,949
Totals	$377,723	$17	$(12)	$377,728
Classified as:
Cash and cash equivalents				$86,581
Short-term marketable securities (amortized cost of $291,142)				291,147
Total				$377,728

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2020
Money market funds	$137,658	$—	$—	$137,658
U.S. government agencies securities	98,647	9	(3)	98,653
Commercial paper	41,945	—	—	41,945
Corporate and agency bonds	7,543	—	(2)	$7,541
Totals	$285,793	$9	$(5)	$285,797
Classified as:
Cash and cash equivalents				$137,658
Short-term marketable securities (amortized cost of $148,135)				148,139
Total				$285,797
Cash and cash equivalents in the table above excludes cash on deposit with banks of $12.8 million and $9.4 million as of June 30, 2021 and December 31, 2020, respectively.
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
As of June 30, 2021 and December 31, 2020, all of the Company’s marketable securities had remaining contractual maturities of less than one year. As of June 30, 2021, there were eleven marketable securities in an unrealized loss position compared to one marketable security in an unrealized loss position as of December 31, 2020. Marketable securities that had been in unrealized loss positions as of June 30, 2021 and December 31, 2020 had been in an unrealized loss position for less than 12 months. The Company does not intend to sell marketable securities that are in an unrealized loss position and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by major security type, our available-for-sale securities that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements
As of June 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
U.S. government agencies securities	$—	$141,141	$—	$141,141
Money market funds	86,581	—	—	86,581
Corporate and agency bonds	—	76,057	—	76,057
Commercial paper	—	73,949	—	73,949
Totals	$86,581	$291,147	$—	$377,728

	Fair Value Measurements
As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$137,658	$—	$—	$137,658
U.S. government agencies securities	—	98,653	—	98,653
Commercial paper	—	41,945	—	41,945
Corporate and agency bonds	—	7,541	—	7,541
Totals	$137,658	$148,139	$—	$285,797

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
There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2021 and year ended December 31, 2020.
4. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$99,403	$147,017
Restricted cash	1,499	1,499
Total cash, cash equivalents and restricted cash	$100,902	$148,516
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$25,880	$25,880
Laboratory equipment and office furniture	22,917	23,638
Computer equipment	1,131	1,271
Construction in process	99	48
Total property and equipment, gross	50,027	50,837
Less: accumulated depreciation and amortization	(37,237)	(36,311)
Total property and equipment, net	$12,790	$14,526
Depreciation expense was $1.6 million and $3.1 million for the three and six months ended June 30, 2021, respectively, compared to $1.7 million and $3.4 million for the same periods in 2020.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Clinical trials and research and development costs	$13,272	$9,316
Manufacturing costs	8,696	8,297
Personnel-related costs	7,063	8,921
Accrued expenses	2,860	3,411
Total accrued liabilities	$31,891	$29,945

5. Research Collaboration and License Agreements
Merck
In 2015, the Company entered into a research collaboration, product development and license agreement with Merck, which, together with amendments made prior to June 30, 2021, is referred to as the Original Agreement, covering the discovery, development and commercialization of novel therapies across a range of therapeutic areas, including a broad, multi-year drug discovery and early development program financially supported by Merck. On June 30, 2021, the Company and Merck entered into an amended and restated research collaboration, product development and license agreement, or the Amended Collaboration Agreement, with a narrower scope than contemplated in the Original Agreement, as described in more detail below.
The Original Agreement.
The Original Agreement had an initial five-year research term, and Merck was granted the unilateral right to extend the research phase of the collaboration for two additional two-year terms in exchange for a $20.0 million extension fee payable at each extension, as described in more detail below. Each extension, if and when exercised by Merck, would be considered and would be accounted for as a separate arrangement. Under the Original Agreement, in March 2019, Merck exercised its first option to extend the research phase of the collaboration for two additional years through March 16, 2022, agreeing at that time to continue to fund the Company’s research and development efforts up to $75.0 million each year consistent with the initial five-year term and, in lieu of the $20.0 million extension fee that would have otherwise been payable to the Company at that time, Merck agreed to make additional payments totaling up to $20.0 million in support of the Company’s research and development program activities during 2021 and in the first quarter of 2022. Merck’s decision whether or not to exercise its second option to extend the research phase of the collaboration under the Original Agreement was mooted when, on June 30, 2021, Merck and the Company entered into the Amended Collaboration Agreement, as described in more detail below.
Under the terms of Original Agreement, the Company determined the scientific direction and areas of therapeutic interest for the collaboration, with input from Merck, and was primarily responsible for the conduct of all research, preclinical and early clinical development activities through human proof-of-concept trials. The Company made the final determinations as to which collaboration compounds to advance into and through initial clinical trials, which collaboration compounds to progress into a human proof-of-concept trial and the design of any such trials, in each case with input from Merck through various governance committees.
Under the terms of the Original Agreement, upon completion of a human proof-of-concept trial for a particular collaboration compound, regardless of the results of such trial, Merck had the one-time option to obtain an exclusive, worldwide license, on specified terms, to that collaboration compound, as well as to all other molecules that are directed against the same target and that result in the same effect on such target, or the related molecules, and referred to as the Merck license option. For each program that Merck licensed, Merck was required to pay the Company a one-time fee of $20.0 million. Following exercise of a Merck license option, Merck was responsible, at its own cost, for any further development and any commercialization activities for compounds within the applicable program that it licensed, or the licensed compounds, subject to the Company’s option on a licensed compound-by-licensed compound basis, prior to Merck initiating any Phase 3 clinical trial of such licensed compound, to enter into a worldwide cost and profit share with Merck, or the cost and profit share option, and to co-detail the applicable licensed compound in the United States. If the Company elected to exercise its cost and profit share option for a particular licensed compound, Merck agreed to advance to the Company and/or assume up to 25% of the Company’s share of the global development costs for such licensed compound, subject to an aggregate cap over the course of the collaboration. All such amounts advanced or assumed by Merck accrued interest and would be recouped by Merck in full out of the Company’s share of any profits resulting from sales of the licensed compound for which the Company elected to exercise its cost and profit share option before the Company was entitled to receive any of those profits. If the Company did not elect to exercise its cost and profit share option for a particular licensed compound, the Company was eligible to receive (i) an aggregate of up to $449.0 million in pre-commercial milestone payments upon the achievement of specific clinical development and regulatory events with respect to the licensed compound for the first three indications in the United States, the European Union, or EU, and Japan; (ii) commercial milestone payments of up to $125.0 million; and (iii) royalties at ascending low-double digit to mid-teen percentage rates, depending on the level of net sales Merck achieves worldwide for such licensed compound.
Under the terms of the Original Agreement, the Company also granted Merck a worldwide, exclusive right to conduct research and development on, and to manufacture, use and commercialize, small molecule compounds identified or developed by Merck that have specified activity against any target that the Company researched or developed during the research phase of the collaboration and that, but for use of the Company’s confidential and proprietary information, Merck would not have discovered. If Merck ultimately did not exercise its Merck license option to a collaboration compound the Company advanced through a human proof-of-concept study that was directed to any such target, Merck’s research license for its own small molecule program with respect to such target would become non-exclusive, but it would retain an exclusive license to any small molecule compounds that it had, as of that time, identified and developed. Merck had sole responsibility for research and development of any of these small molecule compounds, at its own cost. The Company was eligible to receive milestone and royalty payments on small molecule compounds that were developed by Merck under such a license from the Company, in some cases at the same rates as those the Company was eligible to receive from Merck for a program that Merck licensed and that originated from the Company’s own research and development efforts, provided that, but for use of the Company’s confidential and proprietary information, Merck would not have discovered such small molecule compounds. However, the Company did not have the option to enter into a cost and profit share with respect to, or the option to co-detail, those small molecule compounds.
Under the terms of the Original Agreement, during the three-month period before the end of the research phase as defined in the Original Agreement, Merck had the right to review the Company’s then-existing programs and to elect to designate one or more such programs and require the Company to continue to conduct research and development on such Merck-designated programs for up to three years, a period referred to as the Original Agreement tail period. Merck would pay all of the Company’s internal and external costs for its work on such Merck-designated programs during the Original Agreement tail period, up to certain funding caps that decreased over the Original Agreement tail period based on a specified percentage of certain funding actually provided to the Company by Merck during the last 12 months of the research phase as defined in the Original Agreement. Merck also had the right to take over such Merck-designated programs and conduct such research and development activities itself or in partnership with a third party, at its own cost, or to terminate the Original Agreement tail period after a specified notice period. If Merck terminated the Original Agreement tail period, it had the right to elect to transition to itself or a third-party partner, at its own cost, any clinical trials that were then being conducted in such Merck-designated programs. If the Company completed a human proof-of-concept trial in one of such Merck-designated programs during the Original Agreement tail period or if Merck or its third-party partner completed a human proof-of-concept trial of a collaboration compound in one of such Merck-designated programs during or after the Original Agreement tail period, then Merck would have the same one-time Merck license option to obtain an exclusive, worldwide license, on specified terms, to that collaboration compound, as well as to all its related molecules. Merck would lose its Merck license option rights at the end of the Original Agreement tail period with respect to all programs for which no collaboration compound had completed a human proof-of-concept trial by such time, except for Merck-designated programs that Merck was continuing to use commercially reasonable efforts to research and develop.
The Company evaluated the Original Agreement under ASC 606. The Company identified the following promised goods or services at the inception of the Original Agreement: (i) a license to the Company’s growth differentiation factor 15, or GDF15, agonist program; (ii) a license to pursue research and development and commercialization of small molecule compounds; (iii) the performance of research and development services for five years; (iv) two options to extend performance of the research and development services, each for two additional years; and (v) Merck license options to obtain licenses to collaboration compounds and related molecules after proof-of-concept trials. The Company determined that the GDF15 agonist program license and small molecule program license were not distinct from the research and development services, resulting in these items being combined into a single performance obligation.
The Company also considered whether such options created material rights in the contract and concluded that the fee attached to the exercise of such options approximated the SSP of the promised goods or services included in the options. Therefore, the Company concluded that such options did not give rise to material rights, were not performance obligations in the Original Agreement and, if and when exercised, would be accounted for as separate arrangements under ASC 606.
Additionally, if a separate arrangement were created by the exercise of such an option, such amounts would be contingent on events outside of either party’s control, such as products proving to be commercially viable and governmental agencies granting regulatory approval. Such contingencies and uncertainties resulted in the amounts being constrained and withheld from inclusion in the estimated transaction price of a separate arrangement. Consequently, the estimated transaction price related to the Original Agreement was comprised of the upfront cash licensing fee of $94.0 million and ongoing research and development reimbursements.
Any fees associated with such options, including upfront fees, funding fees and milestones, were not included in the transaction price related to the Original Agreement as they were associated with options that were not material rights and, thus, were not performance obligations within the Original Agreement. For example, in November 2018, Merck exercised its option for a license to further research and develop MK-3655, an agonistic antibody discovered by the Company that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or

FGFR1c/KLB, and other FGFR1c/KLB agonists and paid the Company $20.0 million. The $20.0 million license fee for MK-3655 was not included in the transaction price related to the Original Agreement and was instead recognized in the period of exercise in the fourth quarter of 2018 as the Company had no further obligation related to that license. The Phase 3 clinical study for MK-3655 has not begun, and the Company has therefore not made an election as to whether it will participate in the cost and profit share or receive milestone and royalty payments with respect to MK-3655.
The transaction price associated with the initial five-year term of the Original Agreement consisted of the $94.0 million upfront fee and the funding amounts of up to $75.0 million per year for each of the first five years of the Original Agreement. No milestones or other forms of consideration were included in the transaction price related to the Original Agreement as those amounts were contingent upon Merck exercising an option for licenses on collaboration compounds and would, therefore, be pursuant to separate arrangements and not part of the Original Agreement estimated transaction price. As there was only one performance obligation in the Original Agreement, the transaction price was allocated entirely to that performance obligation.
At the end of the initial five-year term of the Original Agreement, the remaining contract liability amount of $4.9 million related to the upfront license fee included within the transaction price as of December 31, 2019 was fully earned and recognized during the three months ended March 31, 2020. The Company has fully recognized revenue of approximately $388.1 million related to the single performance obligation associated with the initial five-year term of the Original Agreement.
Upon Merck exercising its option to extend the research phase of the collaboration through March 16, 2022, the Company deemed that a separate arrangement containing a two-year performance obligation to provide distinct research and development services was created on March 17, 2020. The transaction price of $170.0 million for this two-year performance obligation under the Original Agreement consisted of the potential funding of amounts of up to $75.0 million per year plus the additional funding amount of $20.0 million to be made during 2021 through to the first quarter of 2022 if the Company exceeded the $75.0 million funding cap. The Company used a cost-based input method to calculate the corresponding amount of revenue to recognize. In applying the cost-based input measure of revenue recognition, the Company measured actual costs incurred relative to budgeted costs to fulfill this distinct two-year performance obligation. These costs consisted of Company employee full-time equivalent hours plus allowable external (third-party) costs incurred. Revenue was recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completed its performance obligation applied to the transaction price. The Company re-evaluated the estimate of expected costs to satisfy the performance obligation each reporting period and made adjustments for any significant changes. In addition, the Company also considered any necessary adjustments in an effort to ensure that the transaction price was within the range of potential funding amounts as described above. As such, management applied considerable judgment in estimating expected costs as such costs were key inputs when applying the cost-based input method. As the Company’s estimated measure of progress was updated at each reporting period and revenue was recognized on a cumulative catch-up basis, a significant change in the estimate of expected costs for the remainder of the contract term could have had a material impact on revenue recognized (including the possible reversal of previously recognized revenue) at each reporting period, as well as the related impact on contract assets and liabilities.
Since the transaction price under the Original Agreement included an additional funding amount of $20.0 million to be made during 2021 and in the first quarter of 2022, the timing of when the revenue was recognized for this additional funding amount for performance of the services and when this additional funding amount can be billed resulted in the recognition of a related party contract asset of $4.6 million at March 31, 2021.

The Amended Collaboration Agreement.
Under the Original Agreement, Merck was required to notify the Company no later than March 17, 2021 of its unilateral decision whether to exercise its option to extend the research phase of the collaboration for an additional two-year term through March 16, 2024. In March 2021, Merck initiated discussions with the Company with respect to elements of the ongoing collaboration that might be optimized to better address the evolving interests and priorities of both the Company and Merck. On June 30, 2021, the Company and Merck entered into the Amended Collaboration Agreement. Pursuant to the Amended Collaboration Agreement, the prior two-year extension of the research phase under the Original Agreement was deemed to end on March 31, 2021, while a new three-year research phase commenced on April 1, 2021. Under the Original Agreement, all of the Company’s research and development programs, both those existing at the time the Company entered into the Original Agreement and those the Company worked on during the research phase of the collaboration, other than aldafermin, were included within the scope of the collaboration. Under the Amended Collaboration Agreement, the scope of the collaboration and the resulting programs for which Merck has the Merck license option was narrowed. The collaboration as conducted under the Amended Collaboration Agreement, or the continuing collaboration, is focused primarily on the identification, research and development of collaboration compounds directed to targets of interest to Merck in the fields of ophthalmology and cardiovascular or metabolic, or CVM, disease, including heart failure, as well as certain laboratory testing and other activities on molecules that are directed to one of up to two undisclosed targets outside of the fields of ophthalmology and CVM disease, referred to as the lab programs. The ophthalmology compounds in the continuing collaboration include NGM621, an ophthalmology compound in a Phase 2 clinical trial, and its related molecules, and compounds directed against two other undisclosed ophthalmology targets and their related molecules. Collaboration compounds that remain within the scope of the continuing collaboration under the Amended Collaboration Agreement are referred to as continuing collaboration compounds. Given the narrowed research scope under the Amended Collaboration Agreement, the Company now has the sole right, in its sole discretion, to independently research, develop and commercialize the collaboration compounds known as NGM120, NGM707 and NGM438, their related molecules and all other preclinical and research assets that the Company researched or developed under the Original Agreement but that are not included within the research and development scope of the continuing collaboration, which are referred to as the released NGM compounds. Merck retained the right to receive royalties at low single digit rates on the sales of any released NGM compounds that receive regulatory approval and, if the Company decides during a certain time period to engage in a formal partnering process for a released NGM compound or negotiations regarding a license or asset sale of a released NGM compound, the Company is obligated to notify Merck, provide Merck with certain information and engage in good faith, non-exclusive negotiations with respect to such released NGM compound with Merck at Merck’s request.
Under the Amended Collaboration Agreement, Merck continues to have a Merck license option, as it did under the Original Agreement, to each continuing collaboration compound that is identified, researched and developed under the Amended Collaboration Agreement and reaches the specified option exercise point for such continuing collaboration compound as described below, and to its related molecules (each such continuing collaboration compound and its related molecules are referred to generally as a continuing program). In addition, under the terms of the Amended Collaboration Agreement, new CVM-related programs may be added to the continuing collaboration if recommended by the Company and selected by Merck, and Merck would have a Merck license option to such CVM-related continuing program. Merck has a one-time right to exercise its Merck license option, during the research phase or a tail period following such research phase, as applicable, for any continuing collaboration compound on a continuing program-by-continuing program basis when the Company or Merck achieves the specified Merck license option exercise point. The Merck license option exercise point for collaboration compounds under the Original Agreement was the completion of a human proof-of-concept trial. This generally continues to be the Merck license option exercise point under the Amended Collaboration Agreement for continuing collaboration compounds that are directed to ophthalmology targets, including NGM621 and its related molecules and all of the continuing collaboration compounds from two other ophthalmology continuing programs directed against undisclosed ophthalmology targets and their related molecules (collectively, including NGM621 and its related molecules, referred to as the continuing ophthalmology collaboration compounds). Upon the completion of the ongoing Phase 2 NGM621 CATALINA clinical trial, Merck will have an additional one-time option to obtain an exclusive, worldwide license to all of the continuing ophthalmology collaboration compounds together, referred to as the ophthalmology bundle option. If Merck does not exercise this one-time ophthalmology bundle option for all continuing ophthalmology collaboration compounds, it may nevertheless exercise its regular Merck license option with respect to NGM621 and its related molecules at such time, and it may also exercise its regular Merck license option for the continuing ophthalmology collaboration compounds from each of the other two programs if a continuing ophthalmology collaboration compound from such continuing program completes a human proof-of-concept trial. Unlike the Original Agreement, the Merck license option exercise point for a continuing collaboration compound from the CVM-related continuing programs or the lab programs will be the designation by Merck of such continuing collaboration compound as a research program development candidate that Merck intends to progress into preclinical development.
As was the case under the Original Agreement, if Merck exercises a Merck license option and obtains the relevant exclusive, worldwide license for a continuing collaboration compound and its related molecules, Merck will pay an option exercise fee to the Company and will be responsible, at its own cost, for any further development and commercialization activities for continuing collaboration compounds within that licensed continuing program. In such case, the Company will have the option to receive milestones and royalty payments or, in certain cases, to co-fund development and participate in a global cost and profit share arrangement of up to 50%, with an additional option to co-detail any such licensed continuing collaboration compound in the United States under the same terms as set forth in the Original Agreement. Except for the bundle option, the amount of the option exercise fees for continuing ophthalmology collaboration compounds upon completion of a human proof-of-concept trial remains the same as under the Original Agreement. If Merck exercises the ophthalmology bundle option, it will pay the Company either $40.0 million or $45.0 million as the Merck license option exercise fee, depending upon the stage of development of one of the two earlier stage ophthalmology programs that is included in the ophthalmology bundle option. Under the Amended Collaboration Agreement, if Merck exercises the Merck license option for a continuing collaboration compound from a CVM-related continuing program or a lab program, Merck will pay the Company a $6.0 million option exercise fee at the time of selection to progress such licensed continuing collaboration compound or any of its related molecules into preclinical development and an additional $10.0 million milestone payment if such continuing collaboration compounds or one of its related molecules subsequently completes a human proof-of-concept trial.
Under the Amended Collaboration Agreement, the parties’ rights and obligations with respect to MK-3655 and related FGFR1c/KLB agonists for which Merck exercised its Merck license option in November 2018 did not change as compared to the Original Agreement.
Under the Amended Collaboration Agreement, Merck will provide up to $86.0 million in research funding for the four calendar quarters ending March 31, 2022, which includes the remaining $16.0 million of the up to $20.0 million in additional payments Merck agreed to pay as part of exercising its first option to extend the research phase of the collaboration under the Original Agreement for two years through March 16, 2022. The Company is obligated to use commercially reasonable efforts to expend $35.0 million of such funding during the same time frame on the ophthalmology- and CVM-related continuing programs and the lab programs. The Company is permitted to use the remaining research funding provided by Merck during such time frame to advance the released NGM compounds. During the remaining two years of the research phase after March 2022, Merck will provide up to a total of $20.0 million in research funding for the ophthalmology- and CVM-related continuing programs. Merck will also fund the research and development costs related to NGM621 during the earlier of the remaining two years of the research phase after March 2022 or until Merck exercises, or decides not to exercise, its license option with respect to NGM621, subject to certain limitations. After March 2022, the Company will use its own funding to complete the work needed to be ready to submit an investigational new drug application, or IND, for a specific continuing collaboration compound included in one of the two earlier stage ophthalmology-related continuing programs and it will use commercially reasonable efforts to complete such work by March 31, 2023. If Merck exercises its regular Merck license option with respect to NGM621 or the ophthalmology bundle option for all of the continuing ophthalmology collaboration compounds upon completion of the ongoing Phase 2 CATALINA clinical trial of NGM621 and pays the applicable option exercise fee to the Company, then the Company will be obligated to reinvest $5.0 million or up to $15.0 million, respectively, of such option fee to fund research on the ophthalmology- and CVM-related continuing programs.
The research phase for the ophthalmology-related continuing programs will end no later than March 31, 2024. The research phase for the CVM-related continuing programs will also continue until March 31, 2024, unless the parties mutually agree to extend the research phase to March 31, 2026, in which case Merck will provide up to a total of $20.0 million in research funding during those additional two years. The research phase for the lab programs will end no later than December 31, 2022.
As under the Original Agreement, Merck has the right under the Amended Collaboration Agreement to review the then-ongoing continuing programs in the three-month period before the end of applicable research phase and to elect to designate one or more continuing programs for which research and development would continue to be conducted, until the applicable Merck license option exercise point is reached, for up to three years after the end of such research phase, with the possibility of extension if NGM is conducting ongoing ophthalmology clinical trials, if Merck is using commercially reasonable efforts to progress one or more ophthalmology-related continuing programs, or if Merck determines to continue progressing a CVM-related continuing program or lab program toward the nomination of a research program development candidate, and any such extension is referred to as an Amended Collaboration Agreement tail period. Under the Amended Collaboration Agreement, the Amended Collaboration Agreement tail period, if any, for the ophthalmology-related continuing programs would be separate from the Amended Collaboration Agreement tail period, if any, for the CVM-related continuing programs or any lab program, and Merck would be primarily responsible for performing all research and development activities, itself or through third party contractors, during the Amended Collaboration Agreement tail period, if any, for the CVM-related continuing programs or any lab program.
The Company concluded that the Amended Collaboration Agreement is a separate arrangement containing a three-year performance obligation to provide distinct research and development services in accordance with ASC 606. The total transaction price under the Amended Collaboration Agreement is $121.3 million and represents the sum of potential funding amounts, including $86.0 million in research funding for the four calendar quarters ending March 31, 2022, $20.0 million in research funding for the ophthalmology- and CVM-related continuing programs during the remaining two years of the research phase after March 2022 and $15.3 million in estimated NGM621 reimbursable expenses also during the remaining two years of the research phase after March 2022. The Company will re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company continues performing a series of research and development services in the area of both the continuing collaboration compounds and the released NGM compounds and has one performance obligation across all continuing programs. The Company will continue to use the cost-based input method to calculate the amount of revenue to recognize as services are being rendered from April 1, 2021 through March 31, 2024.
The Company considered whether the Merck license option and the ophthalmology bundle option created material rights in the contract and concluded that the fee attached to the exercise of such options approximated the SSP of the promised goods or services included in the options. Therefore, the Company concluded that such options did not give rise to material rights, were not performance obligations in the Amended Collaboration Agreement and, if and when exercised, would be accounted for as separate arrangements under ASC 606.
If Merck exercises its regular Merck license option for NGM621 or the ophthalmology bundle option for all of the continuing ophthalmology collaboration compounds upon completion of the Phase 2 CATALINA clinical trial and pays the applicable Merck license option exercise fee to the Company, this would not result in a modification of the contract as total contract consideration and the Company's performance obligation under the Amended Collaboration Agreement will not change.
As of March 31, 2021, the Company had a contract asset of $4.6 million under the prior two-year extension of the research phase under the Original Agreement which, under the Amended Collaboration Agreement, was no longer billable to Merck at any point and therefore was recorded as a reduction in both the transaction price under the Original Agreement and revenue on June 30, 2021.
A breakout of the milestone payments in connection with the potential achievement of certain clinical development events is as follows (in thousands):

	First Indication	Second Indication	Third Indication
Upon administration of an applicable product to the first patient in the first Phase 3 clinical trial for such product for the given indication	$35,000	$25,250	$17,500
Upon first completion of a proof-of-concept trial for a CVM-related research program development candidate	$10,000	$—	$—
Upon first completion of a proof-of-concept trial for a certain research development candidate for a lab program	$10,000	$—	$—

A breakout of the milestone payments in connection with the potential achievement of various regulatory events for each of the three geographic areas is as follows (in thousands):

	First Indication	Second Indication	Third Indication	Total
United States	$75,000	$56,250	$37,500	$168,750
European Union	60,000	45,000	30,000	135,000
Japan	30,000	22,500	15,000	67,500
	$165,000	$123,750	$82,500	$371,250
Summary of Related Party Revenue
The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Related party revenue	$16,773	$19,755	$38,348	$44,119
For the three and six months ended June 30, 2021, the Company recognized collaboration and license revenue of $16.8 million and $38.3 million, respectively, primarily related to reimbursable research and development activities associated with the performance obligation for the two-year extension period through March 31, 2021 under the Original Agreement and from April 1, 2021 through June 30, 2021 under the Amended Collaboration Agreement, all of which were recognized using the cost-based input model. For the six months ended June 30,

2020, collaboration and license revenue under the Original Agreement included $4.9 million related to the upfront license fee under the initial five-year term that ended in March 2020.
Related Party Contract Assets and Liabilities
Amounts recognized as revenue prior to the Company having an unconditional right (or a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, the contract asset will be classified in current assets. The Company did not record a related party contract asset as of June 30, 2021. As of December 31, 2020, the Company recorded a related party contract asset of $6.1 million.
Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the contract liability will be classified in current liabilities. As of June 30, 2021, the Company recorded a contract liability of $5.0 million. The Company did not record a contract liability as of December 31, 2020.
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
The Company recognizes rent expense on a straight-line basis over the lease period with the difference recorded as deferred rent. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense under these facility operating leases was approximately $0.5 million for the three-month periods ended June 30, 2021 and 2020 and approximately $1.1 million for the six-month periods ended June 30, 2021 and 2020.
Future minimum payments under the unassigned lease obligations described above are as follows as of June 30, 2021 (in thousands):

Year Ending December 31,
2021	$2,607
2022	5,294
2023	5,455
Total	$13,356

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
7. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized, which may be issued at the discretion of the Company’s board of directors. The board of directors may issue shares of preferred stock in one or more series and fix the number, rights, preferences, privileges and restrictions for such series. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. As of June 30, 2021, the Company did not have any shares of preferred stock issued or outstanding.
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
As of June 30, 2021 and December 31, 2020, the Company had 77,307,156 and 70,585,364 shares of common stock outstanding, respectively, which included shares subject to repurchase of 657 and 6,508, respectively, as a result of early exercise of stock options not yet vested.
As of June 30, 2021 and December 31, 2020, the Company had reserved shares of common stock for issuance as follows:

	June 30, 2021	December 31, 2020
Reserve balance for Sales Agreement	14,190,300	14,190,300
Common stock options outstanding	11,124,234	10,017,918
Common stock options available for grant	6,623,782	6,186,497
ESPP shares available for purchase	590,219	700,074
401(k) Matching Plan	17,813	21,930
Total	32,546,348	31,116,719
Open Market Sale Agreement
In June 2020, the Company entered into the Sales Agreement with Jefferies relating to the sale of shares of its common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies acting as its sales agent.

During the six months ended June 30, 2021, no shares of the Company's common stock were sold pursuant to the Sales Agreement. As of June 30, 2021, $127.4 million of the Company’s common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
Equity Incentive Plan
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
Stock Option Activity
A summary of the activity under the 2008 Plan and the 2018 Plan is as follows:

	Outstanding Options		Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
	Number of Options	Weighted Average Exercise Price
Balances at December 31, 2020	10,017,918	$10.52	6.45	$198,097
Options granted	2,604,583	30.56
Options exercised	(1,280,194)	6.10
Options cancelled	(218,073)	19.46
Balances at June 30, 2021	11,124,234	$15.55	7.00	$74,692
Vested and expected to vest at June 30, 2021	10,903,901	$15.36	6.95	$74,384
Exercisable at June 30, 2021	8,994,528	$11.97	6.42	$74,290
The aggregate intrinsic values of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $19.23 and $10.05 per share, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $26.7 million and $24.6 million, respectively. Due to the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the three and six months ended June 30, 2021 and 2020.
Employee Stock-Based Compensation Expense
Employee and director stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 was calculated based on awards previously granted to employees and directors that are ultimately expected to vest and has been reduced for estimated forfeitures.
Employee and director stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2019
Research and development	$3,662	$2,049	$7,166	$3,922
General and administrative	2,978	1,639	5,989	3,433
Total stock-based compensation expense	$6,640	$3,688	$13,155	$7,355
Stock-based compensation expense related to stock-based payment awards to non-employees was $76,000 and $143,000 for the three and six months ended June 30, 2021, respectively, and $35,000 and $63,000 for the three and six months ended June 30, 2020, respectively.
Employee Stock Purchase Plan
Under the ESPP, eligible employees are granted the right to purchase shares of the Company's common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. As of June 30, 2021, 409,781 shares of common stock had been purchased under the ESPP.
8. Income Taxes
Since inception, the Company has incurred net losses and expects to record a net loss for the year ending December 31, 2021. Additionally, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company did not record a tax provision for income taxes for the three and six months ended June 30, 2021 and 2020.

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
Overview of Our Business
We are a biopharmaceutical company focused on discovering and developing novel therapeutics based on scientific understanding of key biological pathways underlying retinal diseases, cancer, and liver and metabolic diseases. These diseases represent a significant burden for patients and healthcare systems and, in some cases, are leading causes of morbidity and mortality. Our strategy is to leverage a combination of interrogating human biology and engineering powerful biologics to discover and develop promising product candidates and seek to move them rapidly into proof-of-concept studies and late-stage development, with the goal of delivering impactful first-in-class or best-in-class treatments to underserved patients suffering from grievous diseases. Since the commencement of our operations in 2008, we have generated a robust portfolio of product candidates ranging from early discovery to late-stage development. We aspire to operate one of the most productive research and development engines in the biopharmaceutical industry.
Merck Collaboration Update
On June 30, 2021, we and Merck Sharp & Dohme Corp., or Merck, entered into an amended and restated research collaboration, product development and license agreement, or the Amended Collaboration Agreement, that amends and restates the research collaboration, product development and license agreement that we originally entered into with Merck in February 2015, which, together with amendments made prior to entering into the Amended Collaboration Agreement, we refer to as the Original Agreement. The Original Agreement contemplated an initial five-year research term and, in March 2019, Merck exercised its option to extend the research phase of the collaboration through March 16, 2022. As part of that extension, Merck agreed to continue to fund up to $75.0 million of our research and development efforts each year consistent with the initial five-year research term and, in lieu of a $20.0 million extension fee payable to us, Merck agreed to make additional payments totaling up to $20.0 million in support of our research and development activities during 2021 through the first quarter of 2022. Under the terms of the Amended Collaboration Agreement, we and Merck agreed to extend the research phase of the collaboration with a narrower scope than contemplated in the Original Agreement. The research phase will now continue generally through March 31, 2024, with possible extensions for each of the various programs to allow us or Merck to complete ongoing development.
Under the Original Agreement, all of our research and development programs, both those existing at the time we entered into the Original Agreement and those we worked on during the research phase of the collaboration, other than aldafermin, were included within the scope of the collaboration. Under the Amended Collaboration Agreement, the scope of the collaboration and the resulting programs for which Merck has a license option was narrowed. The collaboration as now being conducted under the Amended Collaboration Agreement, or the continuing collaboration, focuses primarily on the identification, research and development of collaboration compounds directed to targets of interest to Merck in the fields of ophthalmology and cardiovascular or metabolic, or CVM, disease, including heart failure, as well as certain laboratory testing and other activities on molecules that are directed to one of up to two undisclosed targets outside of the fields of ophthalmology and CVM disease, referred to as the lab programs. The ophthalmology compounds in the continuing collaboration include NGM621 and its related molecules and compounds directed against two other undisclosed ophthalmology targets and their related molecules. Collaboration compounds that remain within the scope of the continuing collaboration under the Amended Collaboration Agreement are referred to as continuing collaboration compounds. Our and Merck's rights and obligations with respect to MK-3655 and related FGFR1c/KLB agonists for which Merck exercised its license option in November 2018 under the Original Agreement did not change under the Amended Collaboration Agreement as compared to the Original Agreement. Merck retains the one-time option to obtain an exclusive, worldwide license, on specified terms, to continuing collaboration compounds, as well as to other molecules that are directed against the same target and that result in the same effect on such target, or the related molecules, upon completion of a human proof-of-concept trial for a particular collaboration compound, regardless of the results of such trial, or at earlier points as specified in the Amended Collaboration Agreement, including the option to license NGM621 upon completion of a human proof-of-concept trial in humans, as well as the additional one-time option at that time to license NGM621 together with all of the ophthalmology continuing collaboration compounds included within the scope of the Amended Collaboration Agreement. All such options to license are referred to as Merck license options.
Under the Amended Collaboration Agreement, we now have the sole right, in our sole discretion to independently research, develop and commercialize our oncology product candidates NGM120, NGM707 and NGM438 and their related molecules and all other preclinical and research assets that we researched or developed under the Original Agreement but that are not included within the research and development scope of the continuing collaboration, which we refer to as the released NGM compounds, subject to Merck’s right to receive royalties at low single digit rates on any released NGM compounds that receive regulatory approval and, if we decide during a certain time period to engage in a formal partnering process or negotiations regarding a license or asset sale for a released NGM compound, to a requirement to notify Merck, provide Merck with certain information and engage in good faith, non-exclusive negotiations with respect to such released NGM compound with Merck at Merck’s request. We are generally responsible for funding released NGM compounds going forward, although we may use Merck funding for research and development activities that we perform on these compounds prior to April 1, 2022. We also have full rights to all future programs we pursue that fall outside of the scope of the Amended Collaboration Agreement. Aldafermin remains wholly owned and funded by us.
Under the terms of the Amended Collaboration Agreement, Merck will provide an aggregate of approximately $120.0 million in research and development funding through March 31, 2024, including $86.0 million for the period from April 1, 2021 through March 31, 2022 (although we are obligated to use commercially reasonable efforts to expend $35.0 million of such funding during such time frame on programs within the scope of the continuing collaboration other than the released NGM compounds), plus additional potential option payments if Merck exercises any Merck license option. We are committed to advancing an undisclosed ophthalmology program to a potential investigational new drug application, or IND, submission, utilizing our own funding after March 2022. After Merck has exercised the Merck license option for a continuing collaboration program and paid the applicable option fee, the economics for such program are unchanged from the Original Agreement. Following exercise of a Merck license option, Merck is responsible, at its own cost, for any further development and any commercialization activities for compounds within the applicable program that it licensed, or the licensed compounds, subject to our option on a licensed compound-by-licensed compound basis, prior to Merck initiating any Phase 3 clinical trial of such licensed compound, to enter into a worldwide cost and profit share with Merck. If we do not elect to exercise our cost and profit share option for a particular licensed compound, we are eligible to receive milestone and royalty payments.
Similar to the Original Agreement, during the research phase and any applicable tail period of the continuing collaboration, we may not directly or indirectly research, develop, manufacture or commercialize, outside of the continuing collaboration, any product with specified activity against any target that is being researched or developed under the continuing collaboration and, if Merck exercises its Merck license option for a program, we may not directly or indirectly research, develop, manufacture or commercialize any product with specified activity against the target that is the subject of that program for so long as Merck’s license to it remains in effect. In addition, under the Amended Collaboration Agreement, we are prohibited from directly or indirectly researching, developing or commercializing any product for the treatment of heart failure with preserved ejection fraction (HFpEF) during the research phase for the CVM-related programs.
For more information on the terms of the Amended Collaboration Agreement, see Note 5, “Research Collaboration and License Agreements,” of the notes to unaudited condensed consolidated financial statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q.

Pipeline Programs and Operations Updates
We currently have five product candidates in the clinic, including four Phase 2 and Phase 2b programs, two wholly owned by us (NGM120 and aldafermin), one being progressed by Merck (MK-3655) and one optionable by Merck (NGM621), and one in the Phase 1 component of a Phase 1/2 trial (NGM707). In addition, we have one wholly owned product candidate expected to enter the clinic in the first half of 2022.
•Retinal diseases.
◦NGM621. NGM621 is a humanized Immunoglobulin 1, or IgG1, monoclonal antibody administered via intravitreal, or IVT, injection. NGM621 was engineered to potently inhibit the activity of complement C3 with the treatment goal of reducing disease progression in patients with geographic atrophy, or GA, secondary to age-related macular degeneration. NGM621 remains within the scope of the Amended Collaboration Agreement with Merck, and Merck has a one-time option to license NGM621 and its related molecules upon completion of the Phase 2 CATALINA clinical trial of NGM621 in patients with GA, as well as the additional one-time option at that time to license NGM621 together with all of the ophthalmology continuing collaboration compounds and their respective related molecules included within the scope of the Amended Collaboration Agreement.
▪To date in 2021, we completed enrollment of 320 patients into the Phase 2 CATALINA clinical trial of NGM621 in patients with GA, more than the originally planned 240 patients. The CATALINA trial was designed to be a Phase 3-supportive or -enabling clinical trial and is evaluating NGM621’s safety and effects on disease progression when given every four weeks or every eight weeks compared to matched sham injection control groups.
▪Looking forward: We anticipate a readout of the CATALINA trial topline data in the second half of 2022.
•Oncology.
◦NGM120. NGM120 is an antagonist antibody that binds glial cell-derived neurotrophic factor receptor alpha-like, or GFRAL, and inhibits growth differentiation factor 15, or GDF15, signaling, for the potential treatment of cancer and cancer-related cachexia. We are currently conducting a clinical trial to assess NGM120’s effect on cancer-related cachexia and on cancer in patients with select advanced solid tumors and metastatic pancreatic cancer.
▪To date in 2021, we initiated a Phase 2 placebo-controlled component of the ongoing Phase 1/2 PINNACLES clinical trial of NGM120 and are continuing enrollment into that trial. This Phase 2 portion of the trial is testing NGM120 in combination with gemcitabine and Abraxane® (paclitaxel protein bound) as first-line treatment in patients with metastatic pancreatic cancer to assess NGM120’s effect on both cancer and cancer-related cachexia.
▪Looking forward: In the third quarter of 2021, we expect to report interim data from two Phase 1 dose-finding cohorts of the ongoing Phase 1/2 trial of NGM120: a Phase 1a cohort evaluating NGM120 as a monotherapy in patients with select advanced solid tumors and a Phase 1b cohort evaluating NGM120 in combination with gemcitabine and Abraxane in patients with metastatic pancreatic cancer.
◦NGM707. NGM707 is a dual antagonist antibody that is designed to inhibit Immunoglobulin-like transcript 2, or ILT2 (also known as LILRB1), and Immunoglobulin-like transcript 4, or ILT4 (also known as LILRB2). ILT2 and ILT4 are key myeloid and lymphoid checkpoints that may restrict anti-tumor immunity, enable tumors to evade immune detection and contribute to resistance to T-cell checkpoint inhibitors. Designed to inhibit these key checkpoints, NGM707 has the potential to reverse myeloid suppression and further stimulate effector function activity. In June 2021, we initiated the Phase 1 component of a first-in-human Phase 1/2 clinical trial of NGM707, as a monotherapy and in combination with KEYTRUDA® (pembrolizumab), for the treatment of patients with advanced solid tumors and are continuing enrollment into that trial.
◦NGM438. NGM438 is an antagonist antibody that is designed to inhibit leukocyte-associated immunoglobulin-like receptor 1, or LAIR1. LAIR1, through interactions with tumor-associated collagens, may form a stromal checkpoint that imposes signaling-based immune suppression and impedes antitumor immunity. Designed to inhibit this stromal checkpoint, NGM438 has the potential to treat cancer by promoting the remodeling of the tumor architecture that restricts T cell infiltration of the tumor cell mass and reversing immune suppression in the tumor microenvironment.

▪To date in 2021, we have advanced the preparation of an IND for a planned submission later in 2021 or in early 2022.
▪Looking forward: We expect to commence a first-in-human Phase 1 clinical trial of NGM438 in patients with advanced solid tumors in the first half of 2022.
•Liver and metabolic diseases.
◦Aldafermin. Aldafermin is an engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection. Aldafermin is wholly owned by us. In May 2021, we announced topline results from our ALPINE 2/3 trial evaluating aldafermin in 171 patients with non-alcoholic steatohepatitis, or NASH, and liver fibrosis stage 2 or 3, or F2 or F3. The trial did not meet its primary endpoint evaluating a dose response at week 24 on liver fibrosis improvement by >1 stage with no worsening of NASH. The lack of statistically significant fibrosis improvement was unexpected given the consistency of histology findings seen with aldafermin in the fourth cohort of a previously completed Phase 2 trial. Although the trial did achieve statistical significance versus placebo on certain secondary endpoints, we have decided to shift resources that had previously been reserved for a Phase 3 F2/F3 NASH development program toward advancing our other programs. Aldafermin remains in Phase 2b development for the treatment of patients with compensated NASH cirrhosis (liver fibrosis stage 4, or F4). To date in 2021, in addition to completing treatment of patients in and announcing topline results from our ALPINE 2/3 trial, we have continued enrollment into our Phase 2b ALPINE 4 clinical trial of aldafermin, with a goal of enrolling approximately 150 patients across 80 sites in the United States, Europe, the UK, Hong Kong and Australia.
◦MK-3655 (formerly NGM313). MK-3655 is an agonistic antibody discovered by us that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or FGFR1c/KLB, which regulates insulin sensitivity, blood glucose and liver fat and is administered every four weeks through a subcutaneous injection. MK-3655, in Phase 2b development for the treatment of NASH, was optioned by Merck under the Original Agreement. In 2021, Merck is continuing enrollment into the worldwide 52-week randomized, double-blind Phase 2b trial of MK-3655 in patients with NASH and F2 or F3 liver fibrosis that it initiated in the fourth quarter of 2020.
We have additional undisclosed programs that are in various stages of development ranging from functional validation to preclinical development.
The success of each of our product candidates may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability, sales capability, collaboration partners, the sufficiency of our cash resources, regulatory matters, third-party payor matters and commercial viability. We do not have any products approved for sale and do not anticipate generating revenue from product sales for the foreseeable future, if ever.
Partnering has been and is expected to continue to be a component of our strategy as we plan to develop a broad portfolio of product candidates and, if approved, to commercialize the resulting products. Our collaboration with Merck under the Original Agreement has provided us with substantial financial support; however, under the narrower scope of the Amended Collaboration Agreement, after March 2022 the level of research funding from Merck will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date. As a result, our funding requirements for the development of our current and potential future product candidates will increase substantially after March 2022, particularly with respect to our wholly owned programs, and, to a lesser extent, with respect to our programs that are within the scope of the continuing collaboration under the Amended Collaboration Agreement that we are required to fund. In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Accordingly, we will require significant additional capital in order to proceed with the development through to regulatory approval and commercialization of our current and potential future product candidates, or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization. Neither may be possible and, as a result, we may be required to delay, scale back or discontinue development of such product candidates, which could have a material adverse effect on our business, operating results and prospects. For any programs wholly owned by us and not within the scope of the continuing collaboration, we may decide to pursue a strategic partner to progress, in whole or in part, the program or commercialize any resulting approved product.

In addition, all of our manufacturing activities are outsourced to third-party contract development and manufacturing organizations or third-party contract manufacturing organizations, which we refer to collectively as CMOs, who are generally single source suppliers of the drug product or drug substance they are manufacturing for us. We also utilize third-party contract research organizations, or CROs, to carry out many of our clinical development activities. We expect to be reliant on CMOs and CROs for these activities for the foreseeable future. Significant portions of our research and development resources are focused, and will continue to be focused, on the manufacture of clinical trial materials. If our CROs and CMOs fail to satisfy their contractual duties to us or meet expected deadlines or if our CMOs experience difficulties in scaling production or procuring raw materials or components or experience product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, our ongoing and planned trials may be delayed, perhaps substantially, which could materially and adversely affect our business.
We seek to allocate our capital efficiently and strategically and fund our portfolio based on each program’s scientific and other merits. Our discipline has been demonstrated by our decision not to proceed with development activities on multiple potentially viable product candidates for portfolio management reasons, in order to concentrate our resources on what we consider our most promising product candidates. However, given the narrower scope of the Amended Collaboration Agreement and our associated increased funding requirements with respect to our development programs, particularly after March 2022, we may need to delay or suspend development activities on product candidates that we consider promising unless and until we are able to raise sufficient additional capital in order to proceed with such development through to regulatory approval.
Financial Highlights
Since inception, we have funded our operations primarily through:
•fees received from collaboration partners, which since inception through June 30, 2021 includes reimbursement of research and development expenses of $446.8 million and upfront cash licensing fees of $123.0 million, primarily from Merck, and a payment of $20.0 million from Merck to license MK-3655 and related compounds;
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
At June 30, 2021, we had $390.6 million in cash, cash equivalents and short-term marketable securities.
We have incurred net losses each year since our inception. As of June 30, 2021, we had an accumulated deficit of $362.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development, or R&D, programs and general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other R&D activities, and the amount of R&D funding we receive from Merck or other collaboration partners, particularly after March 2022. For further discussion of our financial position and future sources of funding, see “Liquidity and Capital Resources” below.
COVID-19 Business Update
We continue to closely monitor the impact of the global COVID-19 pandemic on our business and have taken and continue to take proactive efforts designed to protect the health and safety of our patients, study investigators, clinical research staff and employees, while maintaining business continuity. Following guidance from federal, state and local authorities, we continue to operate with a primarily remote work model. Employees working on site continue to be mostly those individuals conducting essential in-person laboratory work and other business functions considered essential under COVID-19 regulations and guidance. We are still allowing other individuals to work remotely. There have been relatively minor impacts on productivity overall, but future developments could more materially and adversely impact our productivity. In addition, in 2020 and to date in 2021, we have experienced higher-than-normal employee turnover and an increased rate of hiring new employees. We cannot predict whether these trends will continue or be exacerbated, when we will be permitted to, and whether we will, return to a fully office-based working model or a hybrid model, and the impacts of that decision, or whether we will be required to adopt a more restrictive work model as the pandemic evolves.
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
We have been proactively working to mitigate these and other effects of the COVID-19 pandemic by monitoring site initiations, patient enrollment and patient study adherence to provide support to patients and trial staff, often on a case‑by‑case and/or patient-by-patient basis. For example, we have implemented additional study policies and procedures designed to help protect trial participants from exposure to COVID-19 as a result of their trial participation, which include the use of telemedicine visits, remote monitoring of patients and clinical trial sites and other measures, as appropriate, designed to ensure that data from clinical trials that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with current Good Clinical Practices, with any material protocol deviation reviewed and approved by the clinical trial site institutional review board, or IRB. Most of our clinical trial sites, both within and outside of the United States, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. While the COVID-19 pandemic has not yet resulted in a significant impact to our disclosed clinical development timelines, as the pandemic continues, there may be additional negative impacts on our ability to initiate new clinical trial sites, maintain enrollment of existing patients and enroll new patients, which may result in increased clinical trial costs and negatively impact our timelines and our ability to obtain regulatory approvals of our product candidates in a timely fashion, if at all.
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
In addition, while we have not experienced significant disruption to drug or related component supply for our ongoing clinical trials, we could experience disruptions to our supply chain and operations due to the evolving effects of the continuing pandemic, including if our CMOs' manufacturing facilities and operations are adversely affected by labor and raw material shortages, turnover of qualified staff or financial difficulties of their owners or operators. Any associated delays in the manufacturing and supply of drug substance and drug product for our clinical trials could adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. Our aldafermin drug product CMO has advised us that it could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines. If any of our CMOs become subject to acts or orders of U.S. or foreign government entities to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines or medical supplies needed to treat COVID-19 patients, this could also delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.
Finally, we cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Amended Collaboration Agreement. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Financial Operations Overview
Related Party Revenue
Our revenue to date has been generated primarily from recognition of license fees and R&D service funding pursuant to our collaboration with Merck. Merck is also a significant stockholder and, as such, collaboration revenue from Merck is referred to as related party revenue.
Since inception through June 30, 2021, Merck had paid us $541.6 million under the collaboration. Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in future periods, particularly given the amendment and restatement of the collaboration on June 30, 2021. As a result, we believe that period-to-period comparisons of our revenue may not be meaningful and should not be relied upon as being indicative of future performance.
We use the cost-based input method in accordance with Accounting Standards Codification 606, or ASC 606, to calculate the corresponding amount of revenue to recognize at each reporting period. In applying the cost-based input measure of revenue recognition, we measure actual costs incurred relative to budgeted costs to fulfill our performance obligation. We apply considerable judgment when we re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. A significant change in the estimate of expected costs under the Amended Collaboration Agreement could have a material impact on revenue recognized (including the possible reversal of previously recognized revenue) at each reporting period.
Our related party revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Related party revenue	$16,773	$19,755	$38,348	$44,119
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
Our clinical development efforts are spread across multiple programs, only some of which remain within the scope of our collaboration with Merck. For the foreseeable future, we anticipate the majority of our financial resources, other than those received from Merck and dedicated to continuing collaboration activities under the Amended Collaboration Agreement, will be directed to activities required to advance our Phase 2b ALPINE 4 clinical trial of aldafermin and our trials of NGM120 and NGM707 and to initiate a clinical trial of NGM438.
Our R&D efforts are extensive and costly. While Merck has committed under the Amended Collaboration Agreement to provide up to $86.0 million in research funding for the four calendar quarters ending March 31, 2022 (with up to $51.0 million of such amount that may be used by us to advance certain of our wholly owned programs), after March 2022 and through the remaining two years of the research phase of the collaboration, Merck is committed to provide only up to $20.0 million in research funding for the ophthalmology- and CVM-related programs (other than NGM621) and to fund certain R&D costs related to NGM621, expected to be approximately $15.0 million, during the earlier of the remaining two years of the research phase after March 2022 or until Merck exercises, or decides not to exercise, its Merck license option with respect to NGM621. As a result, after March 2022, we will need to devote a substantial amount of our own financial resources to our development programs, particularly with respect to our wholly owned programs and, to a lesser extent, with respect to our programs that are within the scope of the Amended Collaboration Agreement that we are required to fund. In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Accordingly, we will require significant additional capital in order to proceed with the development through to regulatory approval and commercialization of our current and potential future product candidates or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization. Neither may be possible and, as a result, we may be required to delay, scale back or discontinue development of such product candidates, which could have a material adverse effect on our business, operating results and prospects. In addition, our R&D expenses may exceed the funding caps set forth under the Amended Collaboration Agreement, as happened in the fiscal year ended December 31, 2020 under the Original Agreement, and is expected to occur in the fiscal year ending December 31, 2021, in which case our funding requirements will increase.
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
•whether Merck will elect to license, or to terminate its license, to any of our programs within the scope of the continuing collaboration and the timing of such election or termination;
•prior to March 2022, the extent to which we exceed the funding caps provided in the Amended Collaboration Agreement;
•after March 2022, the amount of our financial resources that we will need to devote to our development programs and our obligations under the Amended Collaboration Agreement, and our ability to raise adequate additional capital to meet our requirements;
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
Results of Operations
Our results of operations were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Related party revenue	$16,773	$19,755	$(2,982)	$38,348	$44,119	$(5,771)
Operating expenses:
Research and development	43,570	38,494	5,076	84,269	76,933	7,336
General and administrative	9,823	6,794	3,029	18,544	13,389	5,155
Total operating expenses	53,393	45,288	8,105	102,813	90,322	12,491
Loss from operations	(36,620)	(25,533)	(11,087)	(64,465)	(46,203)	(18,262)
Interest income, net	115	388	(273)	229	1,563	(1,334)
Other expense, net	(187)	(471)	284	—	(91)	91
Net loss	$(36,692)	$(25,616)	$(11,076)	$(64,236)	$(44,731)	$(19,505)
Related Party Revenue from Merck
Revenue decreased $3.0 million and $5.8 million in the three and six months ended June 30, 2021 compared to the same periods in 2020, respectively. As of March 31, 2021, the Company had a contract asset of $4.6 million under the prior two-year extension of the research phase which, under the Amended Collaboration Agreement, was no longer billable to Merck at any point and therefore was recorded as a reduction in revenue on June 30, 2021.
Research and Development Expenses
Our R&D expenses by program were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
External R&D expenses:
Aldafermin (FGF19 analog)	$9,474	$11,286	$19,072	$25,437
NGM621 (C3 inhibitor)	5,491	2,597	9,177	3,895
NGM120 (GFRAL antagonist)	2,235	1,529	3,596	2,894
NGM707 (Anti-ILT2/ILT4 dual antagonist)	1,056	1,843	2,221	2,603
NGM438 (LAIR1 antagonist)	956	345	2,471	387
MK-3655 (FGFR1c/KLB agonist)	574	403	609	532
NGM395 (GDF15 analog)	302	1,131	537	1,607
Other external R&D expenses	688	1,975	1,396	3,910
Total external R&D expenses	20,776	21,109	39,079	41,265
Personnel-related expenses	14,192	10,775	28,461	21,593
Internal and unallocated R&D expenses(1)	8,602	6,610	16,729	14,075
Total R&D expenses	$43,570	$38,494	$84,269	$76,933
_____________
(1)Internal and unallocated research and development expenses consist primarily of research supplies and consulting fees, which we deploy across multiple research and development programs.

R&D expenses increased $5.1 million and $7.3 million in the three and six months ended June 30, 2021 compared to the same periods in 2020, respectively, primarily due to increases in external expenses driven by our ongoing clinical trials of NGM621 and NGM120 and our preclinical studies of NGM438, and increases in personnel-related and internal and unallocated R&D expenses. These increases were partially offset by decreases in expenses for our manufacturing activities and our clinical trials of aldafermin and in external expenses related to our other development programs.
We expect R&D expenses for the remainder of 2021 to increase compared to 2020 due to our ongoing activities, particularly as we advance our clinical development of NGM621 and our oncology programs. We are continuing to advance Phase 2b development of aldafermin for the treatment of patients with compensated NASH cirrhosis (F4 liver fibrosis). Resources previously intended for a Phase 3 F2/F3 NASH development program have been shifted toward advancing our other programs. In addition, we may be required to develop and implement additional clinical study policies and procedures to mitigate the evolving effects of the COVID-19 pandemic, which could significantly increase our R&D expenses.
General and Administrative Expenses
General and administrative expenses increased $3.0 million and $5.2 million in the three and six months ended June 30, 2021 compared to the same periods in 2020, respectively, primarily due to an increase in personnel-related expenses due to increased headcount and an increase in stock-based compensation expense primarily due to an increase in the average grant date fair value of stock options granted in the six months ended June 30, 2021.
We anticipate general and administrative expenses for the remainder of 2021 to increase compared to 2020 due to an increase in compensation-related expenses driven by higher headcount and other expenses related to the expansion and support of our business including expenses related to SOX 404 compliance.
Interest Income
Interest income decreased in the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to the decrease in market interest rates.
Liquidity and Capital Resources
Funding Requirements
We have incurred net losses every year since inception. We have spent, and expect to continue to spend, significant resources to fund R&D of, and seek regulatory approvals for, our product candidates. These activities require us to incur substantial costs related to research, development, manufacturing, preclinical studies, clinical trial and related activities, as well as to cover other expenses related to our ongoing operations. Our collaboration with Merck under the Original Agreement has provided us with substantial financial support; however, under the narrower scope of the Amended Collaboration Agreement, after March 2022 the level of research funding from Merck will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date, as described below. In this regard, after March 2022, we will need to devote a substantial amount of our own financial resources to our development programs, particularly with respect to our wholly owned programs and, to a lesser extent, with respect to our programs that are within the scope of the continuing collaboration under the Amended Collaboration Agreement that we are required to fund, and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement. In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Accordingly, we will require significant additional capital in order to proceed with the development through to regulatory approval and commercialization of our current and potential future product candidates or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization. Neither may be possible and, as a result, we may be required to delay, scale back or discontinue development of such product candidates, which could have a material adverse effect on our business, operating results and prospects. In addition, our R&D expenses may exceed the funding caps set forth under the Amended Collaboration Agreement, as happened in the fiscal year ended December 31, 2020 under the Original Agreement, and is expected to occur in the fiscal year ending December 31, 2021, in which case, our funding requirements will increase. See “Overview of Our Business – Merck Collaboration Update” above. As a result, we expect to incur significant and increasing operating losses. We have no products approved for commercial sale, have not generated any revenue from product sales to date and we are not and may never be profitable. We have incurred losses in each year since commencing operations. As of

June 30, 2021, we had an accumulated deficit of $362.9 million and we expect our accumulated deficit will increase significantly over time. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, the amount of revenue generated from Merck under the Amended Collaboration Agreement and our ability to generate revenue outside of the Merck collaboration, particularly after March 2022.
Sources of Liquidity
Merck Collaboration
The revenue we receive under the Amended Collaboration Agreement with Merck is our only source of revenue. As described in greater detail above, including under “Overview of Our Business – Merck Collaboration Update,” under the Amended Collaboration Agreement, Merck has committed to provide us with up to $86.0 million in research funding for the four calendar quarters ending March 31, 2022 (with up to $51.0 million of such amount that may be used by us to advance certain of our wholly owned programs). However, after March 2022 and through the remaining two years of the research phase of the collaboration, Merck is committed to provide only up to $20.0 million in research funding for the ophthalmology- and CVM-related programs and to fund the R&D costs related to NGM621, including our CATALINA clinical trial, subject to certain limitations.
Other Sources of Liquidity
In June 2020, we entered into the Sales Agreement with Jefferies relating to the sale of shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as our sales agent. During the six months ended June 30, 2021, no shares of our common stock were sold pursuant to the Sales Agreement. As of June 30, 2021, $127.4 million of our common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
In January 2021, we sold 5,324,074 shares of common stock (inclusive of shares sold pursuant to the full exercise of the option to purchase additional shares granted to the underwriters in connection with the offering) through an underwritten public offering at a price to the public of $27.00 per share for aggregate net proceeds to the Company of $134.6 million, or the follow-on offering.
As of June 30, 2021, we had cash and cash equivalents of $99.4 million, short-term marketable securities of $291.1 million, working capital of $358.1 million and an accumulated deficit of $362.9 million.
We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for at least the next twelve months from the date our interim condensed financial statements are filed. We have based this estimate on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Cash Flow Activity
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	(45,535)	(38,291)
Investing activities	(145,880)	34,992
Financing activities	143,801	7,018
Net (decrease) increase in cash and cash equivalents	$(47,614)	$3,719
Operating Activities
In the six months ended June 30, 2021 net cash used in operating activities was $45.5 million, which consisted of a net loss of $64.2 million, adjusted for non-cash charges of $22.6 million and a change in operating assets and liabilities of $3.9 million. The non-cash charges consisted primarily of stock-based compensation expense of $13.3 million, a decrease in related party contract assets due to the Amended Collaboration Agreement with Merck of $4.6 million and depreciation expense of $3.1 million. The change in operating assets and liabilities was mainly driven by increases in contract liabilities of $5.0 million, increases in prepaid expenses and other current assets of $3.2 million and the related party receivable of $3.3 million, partially offset by decreases in related party contract assets of $1.5 million and accounts payable of $4.5 million.
In the six months ended June 30, 2020 cash used in operating activities was $38.3 million, which consisted of a net loss of $44.7 million, adjusted for non-cash charges of $10.8 million and cash used through changes in operating assets and liabilities of $4.4 million. The non-cash charges consisted primarily of stock-based compensation expense of $7.4 million and depreciation expense of $3.4 million. The change in operating assets and liabilities was mainly driven by an increase in prepaid expenses and other assets of $3.1 million and an increase in accrued expenses of $7.6 million. These increases were partially offset by a decrease in related party receivable from our Merck collaboration of $2.1 million, a decrease in accounts payable of $6.9 million, a decrease in deferred rent of $1.4 million and a decrease in deferred revenue of $2.7 million primarily attributable to the timing of advance payments from Merck related to the reimbursement of costs associated with R&D activities.
Investing Activities
In the six months ended June 30, 2021 cash used in investing activities was $145.9 million, which consisted of purchases of marketable securities of $194.5 million primarily from the net proceeds of the follow-on offering, partially offset by $50.0 million in net proceeds on maturity of marketable securities. In the six months ended June 30, 2020 cash provided by investing activities was $35.0 million, which consisted of $65.8 million in net proceeds on maturity of marketable securities, partially offset by purchases of marketable securities of $29.4 million and purchases of property and equipment of $1.4 million.
Financing Activities
In the six months ended June 30, 2021 cash provided by financing activities was $143.8 million, which consisted of net proceeds from the follow-on offering of $134.6 million and proceeds from employee equity incentive plans of $7.8 million. In the six months ended June 30, 2020 cash provided by financing activities was $7.0 million, which primarily consisted of proceeds from employee equity incentive plans.
Off-Balance Sheet Arrangements
We currently have not entered into and do not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations
During the six months ended June 30, 2021, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Newly Issued Accounting Pronouncements
Except as described in Note 2 to the condensed consolidated financial statements under the headings “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted,” there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2021, as compared to the recent accounting pronouncements described in our audited consolidated financial statements and notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that are of significance or potential significance to us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary Risk Factors
Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found immediately following this risk factor summary. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described below as part of your evaluation of an investment in our common stock:
•our most advanced product candidates, including NGM621, a humanized Immunoglobulin 1 monoclonal antibody inhibiting complement C3 administered via intravitreal, or IVT, injection in patients with geographic atrophy, or GA, NGM120, our antagonist antibody that binds glial cell-derived neurotrophic factor receptor alpha-like, or GFRAL, and inhibits growth differentiation factor 15, or GDF15, signaling, for the potential treatment of cancer and cancer-related cachexia and aldafermin, our engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection in patients with compensated non-alcoholic steatohepatitis, or NASH, cirrhosis (liver fibrosis stage 4, or F4), are still only in Phase 2 development, may fail to demonstrate safety and efficacy in ongoing and future clinical trials, may never achieve regulatory approval and may not be able to be successfully commercialized due to competition or other factors;
•similarly, clinical trials of our other product candidates, including the ongoing trial of NGM707, our dual antagonist antibody that is designed to inhibit Immunoglobulin-like transcript 2, or ILT2, and Immunoglobulin-like transcript 4, or ILT4, for the potential treatment of patients with advanced solid tumors, may fail to produce positive results or to demonstrate safety and efficacy to the satisfaction of health authorities;
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
•we currently depend on our collaboration with Merck Sharp & Dohme Corp., or Merck, for revenue and that collaboration, the terms of which were recently modified, involves numerous risks, any of which could materially and adversely affect our business and financial condition, and in the future we may depend both on our collaboration with Merck and collaborations with additional third parties for the development and commercialization of our product candidates;
•after March 2022, we will need to devote a substantial amount of our own financial resources to our development programs and in order to complete the development and commercialization of our current and potential future product candidates, we will require substantial additional capital which may not be available to us on acceptable terms, or at all, and as a result, we may be required to delay, scale back or discontinue development of such product candidates;
•we will need to successfully complete rigorous preclinical and clinical testing of our product candidates before we can seek regulatory approval, which could delay or prevent commercialization of our product candidates;
•we may not successfully identify new product candidates to expand our development pipeline;
•the process of manufacturing our biologic product candidates is complex, highly regulated and subject to many manufacturing risks, including difficulties in supply chain, including procuring raw materials and components and in production, particularly in scaling up and validating initial production and ensuring the avoidance of contamination, any of which could substantially increase our costs and limit supply of our product candidates and any future products needed for clinical trials and commercialization;
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
We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we expect to continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net losses were $102.5 million, $42.8 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of June 30, 2021, we had an accumulated deficit of $362.9 million.
We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, our product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, manufacturing, preclinical studies, clinical trial and related activities increase. Our collaboration with Merck has to date provided us with substantial financial support; however, after March 2022, the funding we receive from Merck under our continuing collaboration will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date due to the narrower scope of our amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement, which amends and restates the research collaboration, product development and license agreement that we originally entered into with Merck in February 2015, which, together with amendments made prior to entering in the Amended Collaboration Agreement, we refer to as the Original Agreement. In this regard, after March 2022, and through the remaining two years of the research phase of the continuing collaboration, Merck is committed to provide only up to $20.0 million in research funding for the ophthalmology- and cardiovascular or metabolic, or CVM,-related programs subject to the continuing collaboration (other than NGM621) and to fund the research and development, or R&D, costs related to NGM621 during the earlier of the remaining two years of the research phase after March 2022 or until Merck exercises, or decides not to exercise, its license option with respect to NGM621, subject to certain limitations. As a result, after March 2022, we will need to devote a substantial amount of our own financial resources to our development programs, particularly with respect to our wholly owned programs and, to a lesser extent, with respect to our programs that are within the scope of the continuing collaboration under the Amended Collaboration Agreement that we are required to fund (and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement). In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Moreover, our R&D expenses may exceed the funding caps set forth under the Amended Collaboration Agreement, as happened in the fiscal year ended December 31, 2020 under the Original Agreement, and is expected to occur in the fiscal year ending December 31, 2021, in which case, our funding requirements will increase. As a result of the foregoing, our expenses and accumulated deficit will also increase significantly in future periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, including those resulting from the evolving effects of the COVID-19 pandemic. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, the amount of revenue generated from Merck under the Amended Collaboration Agreement and our ability to generate revenue outside of the Merck collaboration, particularly after March 2022. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
In addition, we will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials, receives regulatory approval and is successfully commercialized. As our product candidates are in Phase 2 trials or in earlier stages of development, we do not expect to receive product revenue from our product candidates for a number of years, if ever. For example, in May 2021, we announced topline results from our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with NASH and liver fibrosis stage 2 or 3, or F2 or F3. The study did not meet its primary endpoint, and we decided to shift resources that had previously been intended for a Phase 3 F2/F3 NASH development program toward advancing our other programs. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our or our current collaborator’s and potential future collaborators’ ability to:
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
In recent years, all of our revenue has been from our collaboration partner, Merck. Other than our Amended Collaboration Agreement with Merck, we currently have no agreements that could provide us with material, ongoing future revenue and we may never enter into any such agreements. As described under “Overview of Our Business –Merck Collaboration Update” in Part I, Item 2 of this Quarterly Report on Form 10-Q and elsewhere in this “Risk Factors” section, after March 2022, the funding we receive from Merck under the Amended Collaboration Agreement will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date. As a result, after March 2022, we will need to devote a substantial amount of our own financial resources to our development programs, particularly with respect to our wholly owned programs, and, to a lesser extent, with respect to our programs that are within the scope of the continuing collaboration under the Amended Collaboration Agreement and that we are required to fund and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement. In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Accordingly, we will require significant additional capital in order to proceed with development through regulatory approval and commercialization of our current and potential future product candidates or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization. Neither may be possible and as a result, we may be required to delay, scale back or discontinue development of such product candidates, which could have a material adverse effect on our business, operating results and prospects. In addition, our R&D expenses may exceed the funding caps set forth under the Amended Collaboration Agreement, as happened in the fiscal year ended December 31, 2020 under the Original Agreement, and is expected to occur in the fiscal year ending December 31, 2021, in which case, our funding requirements will increase. For more information, see “Risks Related to Our Dependence on Merck and Other Third Parties” below.
After March 2022, we will need to devote a substantial amount of our own financial resources to our development programs and, in order to complete the development and commercialization of our current and potential future product candidates, we will require substantial additional capital which may not be available to us on acceptable terms, or at all, and as a result, we may be required to delay, scale back or discontinue development of such product candidates.
As a research and development company, our operations have consumed substantial amounts of cash since inception and we will require substantial additional capital to finance our operations and pursue our strategy. In this regard, we do not have any committed external source of funds, other than pursuant to the current terms of our collaboration with Merck, which is limited in scope and duration, and may be unilaterally terminated by Merck under certain circumstances. In addition, as described in more detail under “Risks Related to Our Dependence on Merck and Other Third Parties” below, under the terms of the Amended Collaboration Agreement, the funding we receive from Merck under our continuing collaboration after March 2022 will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date. As a result, after March 2022, we will need to devote a substantial amount of our own financial resources to our development programs, particularly with respect to our wholly owned programs and, to a lesser extent, with respect to our programs that are within the scope of the continuing collaboration under the Amended Collaboration Agreement that we are required to fund (and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement). In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Moreover, we may be required to develop and implement additional clinical study policies and procedures to mitigate the evolving effects of the COVID-19 pandemic, which could significantly increase our research and development expenses.
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

•whether Merck exercises its option to license product candidates upon completion of human proof-of-concept studies or at the earlier license option point as specified in the Amended Collaboration Agreement for each such candidate;
•whether Merck terminates the research phase of the collaboration under pre-specified circumstances set forth in the Amended Collaboration Agreement or terminates a program that it has licensed (such as Merck’s termination of its license for our growth differentiation factor 15, GDF15, agonist program, including the NGM395 and NGM386 product candidates);
•prior to March 2022, the extent to which we exceed the funding caps provided in the Amended Collaboration Agreement;
•after March 2022, the amount of our financial resources that we will need to devote to our development programs and our obligations under the Amended Collaboration Agreement, and our ability to raise adequate additional capital to meet our requirements;
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

•seek strategic alliances for research and development programs when we otherwise would not, at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•enter into product collaborations that would generally require us to relinquish, or license on potentially unfavorable terms, our rights to intellectual property, product candidates or products that we otherwise would develop or seek to commercialize ourselves, and we may not be able to enter into such agreements on acceptable terms, if at all.
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
As described in more detail under “Overview of Our Business – Merck Collaboration Update” in Part I, Item 2 of this Quarterly Report on Form 10-Q and elsewhere in this “Risk Factors” section, our continuing Merck collaboration involves a complex allocation of rights, provides for certain research and development funding and, for products for which Merck exercises its license option, if any, provides us with either milestone payments based on the achievement of specified clinical development, regulatory and commercial milestones and royalty-based revenue if certain product candidates are successfully commercialized or a cost and profit sharing arrangement with the possibility that we would provide sales representatives to co-detail the product candidates that Merck elects to advance in the United States. Under the Amended Collaboration Agreement, the research phase of the collaboration continues generally through March 2024, with possible extensions for each of the various programs to allow us or Merck to complete ongoing development. In addition, the level of research funding we expect to receive from Merck after March 2022 will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date. In addition, we do not know whether Merck will exercise its option to license additional product candidates or whether Merck will terminate its license to a licensed program under the terms of the Amended Collaboration Agreement or otherwise. See also the risk factor titled “Our collaboration with Merck involves numerous risks, any of which could materially and adversely affect our business and financial condition” below.
We may seek other third-party collaborators for the development and commercialization of any product candidates that are not within the scope of the continuing collaboration with Merck. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on each of our collaborators’ abilities to successfully perform the functions assigned to them in such arrangement.
•Collaborations involving our product candidates, including our collaboration with Merck, pose risks to us, including the following:
•Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under the terms of the continuing collaboration with Merck, if Merck exercises its option to acquire an exclusive license for a product candidate that is within the scope of the continuing collaboration, our ability to influence the resources Merck devotes to such product candidate are substantially reduced until such time, if any, that we exercise our right to participate in a cost and profit-sharing arrangement. Even after we exercise that right to participate in a cost and profit-sharing arrangement, our ability to influence Merck will be limited.
•Collaborators might opt not to pursue development and commercialization of our product candidates or not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities. For example, in June 2021, we and Merck entered into the Amended Collaboration Agreement that covers a narrower scope than contemplated in the Original Agreement, which scope is focused primarily on ophthalmology- and CVM-related therapeutic areas. In addition, under the terms of the Amended Collaboration Agreement, it is possible for Merck to unilaterally terminate the MK-3655 program and any other program (whether or not we have exercised our cost and profit sharing option) upon prior written notice, such as it did for NGM386 and NGM395, without triggering a termination of the remainder of the Amended Collaboration Agreement. Moreover, Merck might also opt not to designate any collaboration product candidates for further development during the tail period following the end of the research phase or exercise any of its options to acquire a license to a product candidate.
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
In addition to those risks related to our continuing collaboration with Merck under the Amended Collaboration Agreement described elsewhere in this ‘‘Risk Factors’’ section, in the event that Merck decides to take over any designated product candidates for development during any tail period, we could be subject to disputes with Merck with respect to their obligation to use commercially reasonable efforts with respect to such development, which could delay or preclude the further development of the affected product candidate, and we could otherwise be subject to disputes with Merck over the scope of the parties’ respective rights under the Amended Collaboration Agreement.
In addition, under the Amended Collaboration Agreement, Merck has the unilateral right to terminate all or part of the agreement at certain times and under certain circumstances. Merck also may unilaterally terminate its research funding for programs within the scope of the continuing collaboration if we are acquired by a third party or in the event of an uncured material breach by us.
Subject to certain limitations, Merck may partially terminate the Amended Collaboration Agreement for convenience as it relates to MK-3655 or any future licensed program. For example, under the Original Agreement, Merck terminated its license to our GDF15 agonist program, including NGM395 and NGM386, in May 2019. Merck may also unilaterally terminate the agreement as it relates to its rights to research and develop small molecule compounds. It may also unilaterally terminate the agreement with respect to a specific licensed program in the event of an uncured material breach by us. If Merck terminates a program as a result of our uncured material breach, then we would lose our option to participate in global cost and profit sharing if not yet exercised as of the time of termination and lose our co-detailing option (whether or not exercised as of that time) for the relevant licensed program.
If Merck terminates funding or terminates the Amended Collaboration Agreement, it could delay or preclude our ability to complete certain of our research and development programs, which would materially and adversely affect our business and our stock price would likely decline.
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
Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For product candidates outside of the scope of the continuing collaboration with Merck, we may decide to collaborate with other pharmaceutical and biotechnology companies for their development and potential commercialization. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors, including the potential market for the subject product candidate.
We also may be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, under the current terms of our Amended Collaboration Agreement with Merck, we may not directly or indirectly research, develop, manufacture or commercialize, except pursuant to the Amended Collaboration Agreement, any medicine or product candidate that modulates a target then subject to the collaboration with specified activity, including, if Merck exercises its option to license a program, we may not directly or indirectly research, develop, manufacture or commercialize any product with specified activity against the target that is the subject of that program for so long as Merck’s license to it remains in effect. The FGF19 program, including aldafermin, is excluded from this provision, notwithstanding that both aldafermin and MK-3655 signal, in part, through the FGFR1c pathway. In addition, under the Amended Collaboration Agreement, we are prohibited from, directly or indirectly, researching, developing or commercializing any product for the treatment of heart failure with preserved ejection fraction (HFpEF) during the research phase for the CVM-related programs.
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
All of our product candidates will be subject to rigorous and extensive clinical trials before we can seek regulatory approval from the FDA and comparable foreign health authorities. Clinical trials may be delayed, suspended or terminated at any time for reasons including:
•ongoing discussions with the FDA or comparable foreign health authorities regarding the scope or design of our clinical trials;
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
In particular, we or our partners may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. For example, there is significant competition for recruiting patients with NASH in clinical trials. In the first quarter of 2020, we announced that enrollment in our ALPINE 2/3 clinical trial of aldafermin had been delayed beyond our initial projections. In addition, clinical trial enrollment generally continues to be negatively affected by the effects of the COVID-19 pandemic as a result of delays in additional clinical trial site initiation, suspension of enrollment at clinical trial sites or patient reluctance to participate in a clinical trial during quarantines or shelter-in-place orders or otherwise, particularly in medically vulnerable patient populations. This has impacted site initiation and enrollment in our ongoing Phase 2b ALPINE 4 clinical trial of aldafermin in patients with compensated NASH cirrhosis (F4 liver fibrosis), and in our trial of NGM120, including the Phase 2 portion of our ongoing Phase 1/2 trial of NGM120 which is studying NGM120 in combination with gemcitabine and Abraxane® (paclitaxel protein bound) as first-line treatment in patients with metastatic pancreatic cancer to assess NGM120’s effect on both cancer and cancer-related cachexia. If the evolving effects of the COVID-19 pandemic persist or become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
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
Our product candidates are in various stages of development and our most advanced product candidates are still only in Phase 2 development. Before obtaining marketing approval from health authorities for the sale of our product candidates, we or our collaborators must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Preclinical studies and clinical trials are expensive, take several years to complete and may not yield results that support further clinical development or product approvals. In addition, there is a high failure rate for drugs and biologic products proceeding through clinical trials and failure can occur at any stage of testing. For example, in May 2021, we announced that our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with NASH and F2 or F3 liver fibrosis did not meet its primary endpoint and that we decided to shift resources that had previously been reserved for a Phase 3 F2/F3 NASH development program toward advancing our other programs. While we are continuing enrollment in the Phase 2b ALPINE 4 clinical trial of aldafermin in patients with compensated NASH cirrhosis (F4 liver fibrosis), we may determine to discontinue any development of aldafermin, in which case, we will not receive any return on our investment in aldafermin. In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In any event, it is impossible to predict when or if any of our product candidates will prove safe and effective in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, our product candidates might not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways.
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
Aldafermin, which is wholly owned by us, as well as MK-3655, which is being developed by our collaborator, Merck, are being developed for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing, cost and potential success of their clinical development and regulatory approval for the treatment of NASH.
We are developing aldafermin, and Merck is developing MK-3655, for the treatment of NASH, an indication for which there are no approved products. Implementation of new, or changes to, guidance or interpretations from the FDA or comparable foreign authorities with respect to approval pathways, such as draft guidance documents from the FDA for the development of products for the treatment of NASH that issued in 2018 and 2019 and from the European Medicines Agency, or EMA, that issued in 2018, may impact the path for regulatory approval for NASH therapies. Further, as we and other companies advance clinical trials for potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve as companies refine their regulatory approval strategies and interact with health authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot currently predict. In addition, certain of our competitors have recently experienced regulatory setbacks for NASH therapies following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for NASH therapies generally or for aldafermin and MK-3655 in particular. If the clinical trials for aldafermin and MK-3655 are not designed in a manner that, even if successful, support regulatory approval due to shifting approval pathways or for other reasons, those product candidates may be delayed in obtaining approval or may never be approved, which could have a material adverse effect on our business, operating results and prospects.

Success in preclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials.
To date, the data supporting our drug discovery and development programs are derived from laboratory and preclinical studies and earlier-stage clinical trials. Success in preclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of our product candidates. In this regard, despite the results reported in our Phase 1 and 2 clinical trials for aldafermin, in Phase 1 clinical trials for MK-3655, NGM621 and NGM120 and in preclinical studies for our other product candidates, including our oncology product candidates, NGM707 and NGM438, future clinical trials in humans may show that one or more of our product candidates are not safe and effective, in which event we may need to abandon development of such product candidates. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier-stage clinical trials. Similarly, preliminary data and interim results from clinical trials may not be predictive of final results. For example, in spite of the results we had obtained in our Phase 1 trials of aldafermin and in our completed Phase 2 trial, including the data from the fourth and final 24-week expansion cohort of that trial in patients with NASH with fibrosis stage F2 or F3, in May 2021, we announced that our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with NASH and F2 or F3 liver fibrosis did not meet its primary endpoint. In addition, some of our clinical trials involve small patient populations, sometimes at single sites, and the results of these clinical trials may be subject to substantial variability and may not be indicative of either future interim results or final results.
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
We have limited process development capabilities and only have access to external CMOs to provide manufacturing capabilities. We do not have, and we do not currently plan to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in clinical trials or commercialization. As a result, we rely completely on CMOs, which entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including risks related to reliance on third parties for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by third parties because of factors beyond our control (including a failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of agreements by third parties, based on their own business priorities, at a time that is costly or damaging to us.
Our product candidates are biologics, and the manufacture of biologic products is complex, highly regulated and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. As a result, the manufacture of our product candidates is subject to many risks, including:
•product loss or other negative consequences due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, shortages of qualified personnel or improper storage conditions;
•difficulties with production costs and yields, quality control, product stability and quality assurance testing;
•the negative consequences of failure to comply with strictly enforced federal, state and foreign regulations;

•even minor deviations from normal manufacturing processes have in the past and may in the future result in reduced production yields, product defects and other supply disruptions;
•the presence of microbial, viral or other contaminants discovered in our product candidates or in the manufacturing facilities in which they are made, may necessitate closure of facilities for an extended period of time to investigate and eliminate the contamination;
•the negative consequences of our CMOs' failure to qualify upon an audit by regulatory authorities, by us or, in the case of product candidates subject to our collaboration with Merck, by Merck; and
•our CMOs' manufacturing facilities being adversely affected by labor and raw material shortages, turnover of qualified staff or financial difficulties of their owners or operators, including as a result of the evolving effects of the COVID-19 pandemic, or by natural disasters, power failures, local political unrest or other factors.
We cannot ensure that any stability or other issues relating to the manufacture of our product candidates, such as those described above, will not occur in the future.
In addition, to date our product candidates have been manufactured by CMOs solely for preclinical studies and relatively small clinical trials. We intend to continue to use CMOs for these purposes, and also for the supply of larger quantities that may be required to conduct larger, later clinical trials and for commercialization if we advance any of our product candidates through regulatory approval and to commercialization. In addition, for MK-3655 and any other product candidates licensed by Merck, we will rely on Merck’s internal manufacturing capacity or a third-party manufacturer engaged by Merck. These manufacturers may not have sufficient manufacturing capacity and may not be able to scale up the production of drug substance or drug product in the quantities we need and at the level of quality required in a timely or effective manner, or at all.
The transfer of our small scale manufacturing processes to CMOs for scale up and validation, and any later scale up and validation of the manufacturing process in the CMOs' facilities to manufacture larger quantities, involve difficult and complex processes. We may not be successful in transferring our production system to a CMO, either because they are unable to implement the process successfully in their facilities or for other reasons. Later scale up activities are also difficult and costly and entail risks such as process reproducibility, stability, consistency and other technical challenges. If we are unable to adequately validate or scale up the manufacturing processes for our product candidates, we would need to undertake a transfer to another third party and repeat the manufacturing validation process, which can be expensive and time-consuming and could delay the initiation or completion of our clinical trials.
Similarly, at various points in development we or our CMOs may make changes to our manufacturing processes for many reasons, including scaling up, facility fit, decreasing costs or timing of production, improving processing robustness and reliability, decreasing processing times or other reasons. Such changes require further validation and may have unintended consequences, which could include causing our product candidates to perform differently when administered in clinical trials and affecting clinical trial results. In some circumstances, we may be required to perform comparability or other studies to demonstrate that the product used in earlier clinical trials or at earlier stages of a trial are comparable to the product we intend to us in later trials or later stages of an ongoing trial. These efforts are expensive and there is no assurance that they will be successful, which could impact our ability to continue or initiate clinical trials in a timely manner, or at all.
Any future adverse developments affecting manufacturing operations or the scale up or validation of manufacturing processes for our product candidates may result in shipment delays, lot failures, clinical trial delays or discontinuations, or, if we are commercializing products, inventory shortages, product withdrawals or recalls or other interruptions in supply. We may also have to record inventory write-offs and incur other charges and expenses for product candidates or drug substances that fail to meet specifications or cannot be used before their expiration dates. In addition, for out of specification materials, we may need to undertake costly remediation efforts or manufacture new batches at considerable cost and time delays or, in the longer run, seek more expensive manufacturing alternatives.
We also have a single source of supply for most of our product candidates, including the drug substances used in manufacturing them. Single sourcing minimizes our leverage with our CMOs, who may take advantage of our reliance on them to increase the pricing of their manufacturing services. Single sourcing also imposes a risk of interruption in supply in the event of manufacturing, quality or compliance difficulties. In addition, we do not currently have arrangements in place for redundant supply for bulk drug substances or drug product. If one of our suppliers fails or refuses to supply us for any reason, it would take a significant amount of time and cost to implement and execute the necessary technology transfer to, and to qualify, a new supplier. The FDA or comparable foreign health authority must approve manufacturers of drug substance and drug product. If there are any delays in qualifying new suppliers or facilities or a new supplier is unable to meet the requirements of the FDA or comparable foreign health authority for approval, there could be a shortage of drug substance or drug product for use in clinical trials with respect to the affected product candidates.
Our product candidates use certain raw materials for their manufacture, such as reagents that support cell growth, purification materials and testing supplies. Some of these materials only have a single supplier and are purchased as necessary without a long-term supply agreement in place. In addition, our drug products may require the use of syringe components, some of which have been the subject of shortages amplified by the COVID-19 pandemic due to their use in, among other things, COVID-19 vaccine production. Any significant delay in the acquisition or decrease in the availability of these materials, syringe components or other items could considerably delay the manufacture of our product candidates or the conduct of our clinical trials, which could adversely impact the timing or completion of any ongoing and planned trials or the timing of regulatory approvals, if any, of our product candidates.
In addition, the operations of our CMOs may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise. As an example, in 2020, the Defense Production Act was invoked pursuant to which the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to treat COVID-19 patients or to produce or distribute vaccines, which could require our third-party manufacturers to allocate manufacturing capacity in a way that delays or interrupts our supply of clinical trial material. Our aldafermin drug product CMO advised us that it could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines. If any of our CMOs become subject to acts or orders of U.S. or foreign government entities to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines or medical supplies needed to treat COVID-19 patients, this could also delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.
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
In clinical trials of aldafermin to date, a number of serious adverse events, or SAEs, most of which have been classified as mild to moderate, have been reported in the treatment arms of our completed Phase 1 and Phase 2 clinical trials, including one patient in Cohort 1 of our Phase 2 clinical trial who experienced an SAE, acute pancreatitis, that was assessed as possibly related to aldafermin. Patients have also experienced, and we have reported, SAEs in our completed trials of MK-3655, NGM621 and NGM120. Ocular SAEs reported in our ongoing Phase 2 CATALINA trial of NGM621, which remains masked to treatment assignment, include worsening of vision due to GA worsening and retinal detachment in the non-study eye, development of choroidal neovascularization in the study and non-study eye and worsening of vision due to GA worsening in the study eye. We expect that patients in our clinical trials, including those that are sham- or placebo-controlled with some patients not receiving study drug, will continue to experience adverse events and SAEs and we will continue to monitor those SAEs for any signals of concern regarding the safety and tolerability of our product candidates. If patients in any of our clinical trials experience a high or unacceptable severity and prevalence of side effects, including particularly SAEs, it could affect patient recruitment or the ability of enrolled patients to complete their treatment in a clinical trial or result in failure to obtain regulatory approval for our product candidates or product liability claims.
In addition, significant increases in serum levels of low-density lipoprotein cholesterol, or LDL-C, were observed in clinical trials of aldafermin in patients with NASH and type 2 diabetes. Serum levels of LDL-C were brought back to baseline levels with concomitant statin use in patients with NASH; however, the impact of these drug-induced changes in LDL-C are unknown. Generally, sustained and prolonged LDL-C elevations in untreated patients are associated with cardiovascular disease through atherosclerotic plaque development. While data from our completed Phase 2b ALPINE 2/3 clinical trial and earlier trials of aldafermin demonstrated the ability of concomitant statin use to mitigate the serum LDL-C elevations driven by aldafermin activity, aldafermin’s impact on LDL-C may negatively impact market acceptance of an approved aldafermin product.
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
In clinical trials to date, NGM621 has been delivered to clinical sites in vials and then administered to patients using commercially available single-use syringes. The manufacturer of a commercially available single-use syringe widely used by ophthalmologists for IVT injections, including investigators in the Phase 2 CATALINA trial, has issued a notice that such single-use syringes should not be used for ocular medications due to an increased potential for adverse eye conditions. We have not experienced any safety concerns in our ongoing or completed NGM621 clinical trials relating to syringe use; however, we have communicated with the FDA and our study investigators regarding this issue and are evaluating alternative syringes that may be suitable for intraocular use. However, if any patient in our clinical trials experiences a safety event due to the use of these commercially available single-use syringes, we could be required to delay or halt our clinical trials or may be subject to product liability claims.
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
Aldafermin is a modified version of a human hormone that has been associated with liver cancer in rodent testing.
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
Under the terms of our Amended Collaboration Agreement with Merck, we have the right, exercisable during a specified period prior to the commencement of Phase 3 clinical testing of the applicable product candidate, to convert our economic participation from a milestones and net sales royalty arrangement into a cost and profit share arrangement. If we exercise the cost and profit share right, we have the ability to participate in a co-detailing relationship in the United States. Due to the limited exercise period, we may have to choose whether a product candidate will be subject to a cost and profit share arrangement before we have as much information as we would like, including whether and when such program may receive FDA approval of the applicable biologics license application, or BLA. As a result of such incomplete information or due to incorrect analysis by us, we may select a cost and profit share program that later proves to have less commercial potential than an alternative, or none at all, or may pass on a cost and profit-sharing program that proves commercially successful.
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
Over the past few years, we have significantly increased our headcount and advanced our pipeline and the complexity of our operations, which has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we seek to maintain our growth and seek to obtain and manage relationships with third parties. Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, remote work policies, reporting systems and operational, financial and management controls, particularly in light of the evolving effects of the COVID-19 pandemic. We may not be able to expand or identify sufficiently-sized facilities to accommodate our growth, particularly given our location in South San Francisco, California and the current high demand for, and restricted supply of, research and development facilities in this market. We may not be able to implement administrative and operational improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may slow our growth or give rise to inefficiencies that would increase our losses.
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
•our pricing and the availability of coverage and adequate reimbursement by third parties and government authorities as described below;
•the relative convenience and ease of administration;
•the frequency and severity of adverse events;
•the effectiveness of sales and marketing efforts; and
•any unfavorable publicity relating to the product candidate.
For example, aldafermin is currently administered via a once-daily subcutaneous injection. While we are undertaking efforts to develop formulations and presentations of aldafermin that allow for more convenient or less frequent dosing, there is no assurance that these efforts will be successful, which may negatively impact market acceptance of an approved aldafermin product, if any. In addition, see the risk factor titled “Our product candidates may cause undesirable side effects or adverse events or have other properties or safety risks, which could delay or prevent continued clinical development or their regulatory approval or limit the commercial profile of any approved label” above. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.
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
In addition, while Congress has not passed comprehensive legislation repealing the ACA, it has introduced legislation to modify certain provisions. Congress likely will consider other legislation to modify or replace additional elements of the ACA. It is unclear how these efforts to repeal and replace the ACA, or other appeals, will impact the ACA and our business. For example, the 2017 Tax Act repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage that is commonly referred to as the “individual mandate.” In December 2019, a U.S. District Court upheld a ruling that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA or our business.
Recently, there has also been increasing executive, legislative and enforcement interest in the United States with respect to drug pricing practices. There have been U.S. congressional inquiries, presidential executive orders and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, based on a recent executive order, the administration of President Biden, or the Biden administration, expressed its intent to pursue certain policy initiatives to reduce drug prices. We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
We cannot predict the likelihood, nature or extent of healthcare reform initiatives that may arise from future legislation or administrative action. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. Following guidance from federal, state and local authorities, we continue to operate with a primarily remote work model. Employees working on site continue to be mostly those individuals conducting essential in-person laboratory work that cannot be conducted remotely, with heightened safety measures designed to minimize occupational exposure and reduce transmission of COVID-19 within our workplace. Although we have re-opened our facilities under these heightened safety measures, we may be forced to, or determine that we should, resume a more restrictive remote work model. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we have made and may make in the future with respect to our onsite operations. Further, the effects of current and future governmental shelter-in-place orders and our remote work policies may materially and adversely impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, since we first transitioned to a remote work model in March 2020 and to date in 2021, we have experienced higher-than-normal employee turnover and an increased rate of hiring new employees. We cannot predict whether this higher turnover rate will continue and what its impact will be on productivity, whether these trends will continue or be exacerbated, when we will be permitted to, and whether we will, return to a fully office-based working model or a hybrid model, and the impacts of that decision, or whether we will be required to adopt a more restrictive work model as the pandemic evolves. Continuation of current or similar, and perhaps more severe, disruptions in our operations could materially and adversely impact our business, financial condition, results of operations and growth prospects.
As the pandemic continues, there may be additional negative impacts on our ability to initiate new clinical trial sites, maintain enrollment of existing patients and enroll new patients, which may affect timelines in the future. Our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also continue to prohibit or discourage patients from enrolling in, or continuing to participate in, our clinical trials. Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID-19 and if their health is impacted by COVID-19 it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials, many of whom are particularly vulnerable, may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to concerns about traveling to sites for required screening and clinical trial visits and procedures. In this regard, we have experienced, from time to time, a slower pace of clinical site initiation and clinical trial enrollment than originally anticipated in certain of our clinical trials, including the ALPINE 4, CATALINA and NGM120 trials, and we experienced a higher dropout rate in our ALPINE 2/3 trial than we had anticipated based on our previous trials in patients with NASH. We believe this may be due to factors such as the vulnerability of our studied patient populations, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders, among other factors.
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
While the potential economic impact caused by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us. In addition, the current recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. We also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Amended Collaboration Agreement.
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
Many agents in development for NASH have, or are expected to, opt for an accelerated approval pathway and rely on surrogate endpoints for initial approval. If we seek accelerated approval for one of our product candidates based on a surrogate endpoint, the FDA may not accept such endpoint, may require additional studies or analysis or may not approve our product candidate on an accelerated basis, or at all. For example, in June 2020, Intercept Pharmaceuticals, Inc., or Intercept, announced that it had received a complete response letter regarding its New Drug Application for obeticholic acid for the treatment of NASH, in which the FDA indicated that it had determined that the predicted benefit of obeticholic acid based on a surrogate histopathologic endpoint was uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that Intercept submit additional post-interim analysis efficacy and safety data from its ongoing Phase 3 study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue.

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
Any changes we make to our product candidates to cause them to have what we view as more advantageous properties may not be covered by our existing patents and patent applications, and we may be required to file new patent applications and/or seek other forms of protection for any such altered product candidates. The patent landscape surrounding the technology underlying our product candidates is crowded, and there can be no assurance that we would be able to secure patent protection that would adequately cover an alternative to our aldafermin molecule, including half-life extending formulation enhancements or the half-life extended variants of FGF19 that we are developing, NGM621, NGM120, NGM707 and NGM438 or any of our other product candidates.

We may be unable to obtain intellectual property rights or technologies necessary to develop and commercialize our product candidates.
Several third parties are actively researching and seeking and obtaining patent protection in the fields of retinal diseases, cancer, CVM-related diseases, including heart failure, and liver and metabolic diseases, and there are issued third-party patents and published third-party patent applications in these fields. The patent landscape around our product candidates is complex, and we are aware of several third-party patents and patent applications containing claims directed to compositions-of-matter, methods of use and related subject matter, some of which pertain, at least in part, to subject matter that might be relevant to our product candidates. However, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates and technologies.
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
•developments associated with our collaboration with Merck or any termination of the collaboration;
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
We are currently an “emerging growth company” as defined in the JOBS Act and are currently able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.
We are currently an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, the JOBS Act, though we expect we will no longer be an emerging growth company as of December 31, 2021. While we remain an emerging growth company, we have taken and may continue to take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:
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

Because our independent registered public accounting firm has not been required to provide an attestation report on the effectiveness of our internal control over financial reporting, the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected may have been increased. Likewise, our election not to provide certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the U.S. Securities and Exchange Commission, or SEC, may have made it or may make it more difficult for investors and securities analysts to evaluate our company.
With respect to the JOBS Act, we also took advantage of some, but not all, of the reduced regulatory and reporting requirements that were available to us as an emerging growth company. For example, we are not currently subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.
We cannot predict if investors will find our common stock less attractive because we have relied and may continue to rely on these exemptions and reduced requirements during the pendency of our emerging growth company status. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
For the trading days during the three months ended December 31, 2020, the average daily trading volume for our common stock on The Nasdaq Global Select Market was only 175,778 shares. As a result, sales of a substantial number of shares of our common stock in the public market, including pursuant to the Sales Agreement or by any of our large stockholders, or even the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, as a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, and these expenses will further increase in connection with our expected loss of “emerging growth company” status as of December 31, 2021. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and The Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and may make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur in the future to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
Specifically, in order to comply with the requirements of being a public company, we need to undertake various actions, including maintaining effective internal controls and procedures. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In addition, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and to allow our independent registered public accounting firm to issue an attestation report on the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2021. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit staff, and we have hired and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
Our ability to successfully implement our business plan and comply with Section 404 of the Sarbanes-Oxley Act requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an attestation report from our independent registered public accounting firm as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on the price for our common stock, and could adversely affect our ability to access the capital markets
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38853	3.1	4/8/19
3.2	Amended and Restated Bylaws	S-1	333-227608	3.4	9/28/18
10.1+*	Amended and Restated Research Collaboration, Product Development and License Agreement, made effective as of June 30, 2021, by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp.
10.2+	Forms of Stock Option Agreement and Notice of Grant of Stock Option for Non-employee Directors Under the Amended and Restated 2018 Equity Incentive Plan
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    Filed herewith.
*    Certain confidential information contained in this exhibit has been omitted because it is both not material and is of the type that the Registrant treats as private or confidential.
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

NGM Biopharmaceuticals, Inc.

Date: August 5, 2021	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director

Date: August 5, 2021	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer
(Principal Financial Officer)