Form 10-K/A
period 2020-12-31
NGM BIOPHARMACEUTICALS INC
filed 2021-11-04
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-K/A

Amendment No. 1

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
of the Act).    YES  ☐    NO  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant as of June 30, 2020 was approximately $457 million, calculated based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Select Market. Excludes an aggregate of
45,585,585
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
10-14
of this Annual Report on Form
10-K.

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Annual Report on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021 (the
“10-K”).
This Amendment is being filed solely to refile the certifications of our principal executive officer and principal financial officer as exhibits to this Amendment as required pursuant to Rules
13a-14(a)
and
15d-14(a)
under the Securities and Exchange Act of 1934.
No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the
10-K.
This Amendment does not reflect events occurring after the filing of the original
10-K
(i.e., those events occurring after March 15, 2021) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the
10-K
and our other filings with the SEC.
Item 15. Exhibits, Consolidated Financial Statement Schedules.
(3) Exhibits
The following exhibits are filed as part of this Amendment.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGM Biopharmaceuticals, Inc.

Date: November 4, 2021	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director

Date: November 4, 2021	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer