Form 10-Q/A
period 2021-03-31
NGM BIOPHARMACEUTICALS INC
filed 2021-11-04
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Quarterly Report on Form
10-Q/A
(this “Amendment”) to amend our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2021 (the
“10-Q”).
This Amendment is being filed solely to refile the certifications of our principal executive officer and principal financial officer as exhibits to this Amendment as required pursuant to Rules
13a-14(a)
and
15d-14(a)
under the Securities and Exchange Act of 1934.
No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the
10-Q.
This Amendment does not reflect events occurring after the filing of the original
10-Q
(i.e., those events occurring after May 6, 2021) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the
10-Q
and our other filings with the SEC.
Item 6. Exhibits.
The following exhibits are filed as part of this Amendment.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGM BIOPHARMACEUTICALS, INC.

Date: November 4, 2021	By:	/s/ David J. Woodhouse
David J. Woodhouse
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer
(Principal Financial Officer)