Form 10-Q/A
period 2021-06-30
NGM BIOPHARMACEUTICALS INC
filed 2021-11-04
CIK 1426332

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
(this “Amendment”) to amend our Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2021 (the
“10-Q”).
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
This Amendment does not reflect events occurring after the filing of the original
10-Q
(i.e., those events occurring after August 5, 2021) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the
10-Q
and our other filings with the SEC.
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