Form 10-Q
period 2021-09-30
NGM BIOPHARMACEUTICALS INC
filed 2021-11-04
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2021, the registrant had 77,709,084 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020*
Assets
Current assets:
Cash and cash equivalents	$145,826	$147,017
Short-term marketable securities	237,603	148,139
Related party receivable from collaboration	4,400	333
Related party contract asset	—	6,100
Prepaid expenses and other current assets	8,054	6,837
Total current assets	395,883	308,426
Property and equipment, net	11,452	14,526
Restricted cash	1,499	1,499
Other non-current assets	7,024	4,592
Total assets	$415,858	$329,043
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,632	$9,663
Accrued liabilities	34,720	29,945
Deferred rent, current	3,088	2,975
Contract liabilities	12,288	—
Total current liabilities	57,728	42,583
Deferred rent, non-current	4,091	6,417
Total liabilities	61,819	49,000
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 77,642,628 and 70,585,364 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	78	71
Additional paid-in capital	745,704	578,599
Accumulated other comprehensive (loss) income	(11)	4
Accumulated deficit	(391,732)	(298,631)
Total stockholders' equity	354,039	280,043
Total liabilities and stockholders' equity	$415,858	$329,043
See accompanying notes to unaudited condensed consolidated financial statements.
*The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Related party revenue	$18,575	$23,482	$56,923	$67,601
Operating expenses:
Research and development	38,714	46,979	122,983	123,912
General and administrative	8,867	6,460	27,411	19,849
Total operating expenses	47,581	53,439	150,394	143,761
Loss from operations	(29,006)	(29,957)	(93,471)	(76,160)
Interest income, net	106	260	335	1,823
Other income (expense), net	35	(68)	35	(159)
Net loss	$(28,865)	$(29,765)	$(93,101)	$(74,496)
Net loss per share, basic and diluted	$(0.37)	$(0.43)	$(1.21)	$(1.09)
Weighted average shares used to compute net loss per share, basic and diluted	77,408,893	68,815,696	76,851,508	68,174,654
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(28,865)	$(29,765)	$(93,101)	$(74,496)
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale marketable securities	(16)	(122)	(15)	(10)
Total comprehensive loss	$(28,881)	$(29,887)	$(93,116)	$(74,506)
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	70,583	$71	$578,599	$4	$(298,631)	$280,043
Issuance of common stock under offering, net of issuance costs	5,324	5	134,565			134,570
Issuance of common stock upon exercise of stock options	1,001	1	5,906	—	—	5,907
Vesting of common stock from early exercises	5	—	41	—	—	41
Stock-based compensation expense	—	—	6,582	—	—	6,582
Comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(27,544)	(27,544)
Balance at March 31, 2021	76,913	$77	$725,693	$(18)	$(326,175)	$399,577
Issuance of common stock upon exercise of stock options	280	—	1,905	—	—	1,905
Issuance of common stock under employee stock purchase plan	110	—	1,409	—	—	1,409
Issuance of common stock to participants in 401(k) plan	4	—	125	—	—	125
Vesting of common stock from early exercises	—	—	2	—	—	2
Stock-based compensation expense	—	—	6,716	—	—	6,716
Issuance costs under offering	—	—	10			10
Comprehensive income	—	—	—	23	—	23
Net loss	—	—	—	—	(36,692)	(36,692)
Balance at June 30, 2021	77,307	$77	$735,860	$5	$(362,867)	$373,075
Issuance of common stock upon exercise of stock options	348	1	3,281	—	—	3,282
Issuance of common stock under Open Market Agreement, net of issuance costs	7	—	196	—	—	196
Vesting of common stock from early exercises	—	—	2	—	—	2
Stock-based compensation expense	—	—	6,365	—	—	6,365
Comprehensive loss	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(28,865)	(28,865)
Balance at September 30, 2021	77,662	$78	$745,704	$(11)	$(391,732)	$354,039

See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	66,886	$67	$526,771	$25	$(196,144)	$330,719
Issuance of common stock upon exercise of stock options	984	1	3,590	—	—	3,591
Vesting of common stock from early exercises	21	—	162	—	—	162
Stock-based compensation expense	—	—	3,695	—	—	3,695
Comprehensive loss	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(19,115)	(19,115)
Balance at March 31, 2020	67,891	$68	$534,218	$(55)	$(215,259)	$318,972
Issuance of common stock upon exercise of stock options	680	1	2,365	—	—	2,366
Issuance of common stock under employee stock purchase plan	109	—	1,285	—	—	1,285
Issuance of common stock to participants in 401(k) plan	6	—	119	—	—	119
Vesting of common stock from early exercises	16	—	123	—	—	123
Stock-based compensation expense	—	—	3,723	—	—	3,723
Comprehensive income	—	—	—	192	—	192
Net loss	—	—	—	—	(25,616)	(25,616)
Balance at June 30, 2020	68,702	$69	$541,833	$137	$(240,875)	$301,164
Issuance of common stock upon exercise of stock options	195	—	1,257	—	—	1,257
Vesting of common stock from early exercises	17	—	120	—	—	120
Stock-based compensation expense	—	—	4,049	—	—	4,049
Comprehensive loss	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(29,765)	(29,765)
Balance at September 30, 2020	68,914	$69	$547,259	$15	$(270,640)	$276,703
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(93,101)	$(74,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,663	11,467
Reduction in related party contract asset due to Amended Collaboration Agreement with Merck	4,600	—
Depreciation	4,610	5,002
Amortization of premium (discount) on marketable securities	2,546	(208)
Other non-cash expenses	29	236
Changes in operating assets and liabilities:
Related party receivable from collaboration	(4,067)	(2,009)
Related party contract asset	1,500	—
Prepaid expenses and other assets	(3,649)	(3,715)
Accounts payable	(2,031)	(7,108)
Accrued liabilities	4,931	9,765
Deferred rent	(2,213)	(2,104)
Contract liabilities	12,288	(286)
Net cash used in operating activities	(54,894)	(63,456)
Cash flows from investing activities
Purchase of marketable securities	(194,525)	(29,399)
Proceeds from maturities of marketable securities	102,500	94,537
Net purchase of property and equipment	(1,551)	(1,605)
Net cash (used in) provided by investing activities	(93,576)	63,533
Cash flows from financing activities
Proceeds from follow on offering, net	134,580	—
Proceeds from exercise of stock options	11,094	7,214
Proceeds from employee stock purchase plan	1,409	1,285
Proceeds from Open Market Agreement	196	—
Deferred offering costs paid	—	(573)
Net cash provided by financing activities	147,279	7,926
Net (decrease) increase in cash and cash equivalents	(1,191)	8,003
Cash, cash equivalents and restricted cash, at beginning of period	148,516	247,472
Cash, cash equivalents and restricted cash, at end of period	$147,325	$255,475
Non-cash investing and financing activities:
Vesting of common stock from early exercises	$45	$405
Property and equipment purchases accrued and not yet paid	$35	$—
Deferred offering costs accrued but not yet paid	$—	$21
See accompanying notes to unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary, NGM Biopharmaceuticals Australia Pty Ltd., collectively referred to as the Company, is focused on discovering and developing novel therapeutics based on scientific understanding of key biological pathways underlying retinal diseases, cancer and liver and metabolic diseases. The Company’s robust portfolio of product candidates range from early discovery to late-stage development and include NGM621, NGM120, NGM707, NGM831, NGM438, MK-3655 and aldafermin. The Company has additional undisclosed programs that are in various stages of development ranging from functional validation to preclinical development.
The Company was incorporated in Delaware in December 2007 and commenced operations in 2008. Its headquarters are located at 333 Oyster Point Blvd., South San Francisco, California 94080.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and Regulation S-X for interim consolidated financial information. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the United States Securities and Exchange Commission, or SEC, on March 15, 2021. These unaudited condensed consolidated financial statements reflect all adjustments that management believes are necessary for a fair presentation of the periods presented. All such adjustments are of a normal recurring nature and are not necessarily indicative of results expected for the full fiscal year ending December 31, 2021 or for any subsequent interim period.
These unaudited condensed consolidated financial statements include the consolidated accounts of NGM Biopharmaceuticals, Inc. and its wholly-owned foreign subsidiary in Australia, NGM Biopharmaceuticals Australia Pty Ltd. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Specific accounts that require management estimates include, but are not limited to, the valuation of common stock and the associated stock-based compensation expense, contract manufacturing accruals, clinical trial accruals and revenue recognition in accordance with Accounting Standards Codification 606 or ASC 606. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.
Uses and Sources of Liquidity
Since inception, the Company has incurred net losses and negative cash flow from operations. Net losses were $28.9 million and $93.1 million during the three and nine months ended September 30, 2021, respectively, and $29.8 million and $74.5 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the Company had an accumulated deficit of $391.7 million. The Company expects its accumulated deficit will increase significantly over time and does not expect to experience positive cash flows from operations in the near future.
As of September 30, 2021, the Company had $383.4 million of cash, cash equivalents and short-term marketable securities. In January 2021, the Company sold 5,324,074 shares of its common stock through an underwritten public offering at a price to the public of $27.00 per share for aggregate net proceeds to the Company of $134.6 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company. In June 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC. During the nine months ended September 30, 2021, 7,400 shares of the Company's common stock were sold pursuant to the Sales Agreement. As of September 30, 2021, $127.2 million of the Company's common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
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
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with a bank it believes is highly creditworthy and with highly rated money market funds. As of September 30, 2021 and December 31, 2020, cash and cash equivalents consisted of bank deposits and investments in money market funds.
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
The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of September 30, 2021, the Company did not record any impairment related to other-than-temporary declines in the fair value of securities.
Restricted Cash
The Company’s restricted cash balance represents collateral required under the Company’s facility lease agreement and is classified as a non-current asset on the condensed consolidated balance sheets, as the collateral will not be returned to the Company within 12 months from the date of these condensed consolidated financial statements.

Concentration of Credit and Other Risks
Cash, cash equivalents and marketable securities from the Company’s available-for-sale and marketable security portfolio potentially subject the Company to concentrations of credit risk. The Company is invested in money market funds and marketable securities through custodial relationships with major United States, or U.S., and Australian banks. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government.
Related party receivables from collaborations are typically unsecured. Accordingly, the Company may be exposed to credit risk generally associated with its current amended and restated research collaboration, product development and license agreement, or the Amended Collaboration Agreement, with Merck Sharp & Dohme Corp., or Merck, and any future collaboration agreements with other collaboration partners. To date, the Company has not experienced any losses related to these receivables.
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
Merck accounted for 100% of the Company’s revenue for the three and nine months ended September 30, 2021 and 2020.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of September 30, 2021 and December 31, 2020, no revision to the remaining useful lives or write-down of long-lived assets was required.
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
Net loss per share was computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(28,865)	$(29,765)	$(93,101)	$(74,496)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	77,408,893	68,815,696	76,851,508	68,174,654
Net loss per share—basic and diluted	$(0.37)	$(0.43)	$(1.21)	$(1.09)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	For the Three and Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	10,660,410	10,651,475
Shares committed under ESPP	214,604	353,754
Total	10,875,014	11,005,229
Segment and Geographical Information
The Company operates in one business segment. Substantially all of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. For the three and nine months ended September 30, 2021 and 2020, the Company’s revenues were entirely within the United States based upon the location of the Company and Merck.
Recent Accounting Pronouncements
New accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s results of operations and financial position upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, the Company currently meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company expects to be a large accelerated filer as of December 31, 2021 and as a result, the Company will no longer be an emerging growth company as of that date.
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
Given the Company expects that it will no longer be an emerging growth company as of December 31, 2021, the Company plans to adopt the new lease standard in the fiscal year beginning January 1, 2021, using the optional transition method, which allows the Company to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit at the date of adoption and apply the new disclosure requirements beginning in the period of adoption. The Company also plans to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carryforward the historical lease classification and make an accounting policy election whereby ROU assets and lease liabilities associated with lease arrangements with terms less than one year will not be recognized. The Company continues to evaluate the impact of this new lease standard to its results of operations and financial position.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard amends guidance on reporting credit losses for financial assets held at amortized cost basis, including accounts receivable, investments classified as available for sale, such as our debt securities, and unbilled related party revenue. Estimated credit losses will be recorded as an allowance rather than a write-down. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for certain ASUs including ASU 2016-13. Given the Company expects that it will no longer be an emerging growth company as of December 31, 2021, it plans to adopt ASU 2016-13 in the fiscal year beginning January 1, 2021 and the impact of adoption is not expected to materially impact the Company’s results of operations and financial position.

3. Fair Value Measurements
Cash equivalents and marketable securities are classified as available-for-sale securities and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of September 30, 2021
Money market funds	$135,278	$—	$—	$135,278
U.S. government agencies securities	98,601	8	—	98,609
Corporate and agency bonds	73,527	1	(20)	73,508
Commercial paper	65,486	—	—	65,486
Totals	$372,892	$9	$(20)	$372,881
Classified as:
Cash and cash equivalents				$135,278
Short-term marketable securities (amortized cost of $237,614)				237,603
Total				$372,881

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2020
Money market funds	$137,658	$—	$—	$137,658
U.S. government agencies securities	98,647	9	(3)	98,653
Commercial paper	41,945	—	—	41,945
Corporate and agency bonds	7,543	—	(2)	$7,541
Totals	$285,793	$9	$(5)	$285,797
Classified as:
Cash and cash equivalents				$137,658
Short-term marketable securities (amortized cost of $148,135)				148,139
Total				$285,797
Cash and cash equivalents in the table above excludes cash on deposit with banks of $10.5 million and $9.4 million as of September 30, 2021 and December 31, 2020, respectively.
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
As of September 30, 2021 and December 31, 2020, all of the Company’s marketable securities had remaining contractual maturities of less than one year. As of September 30, 2021, there were twelve marketable securities in an unrealized loss position compared to one marketable security in an unrealized loss position as of December 31, 2020. Marketable securities that had been in unrealized loss positions as of September 30, 2021 and December 31, 2020 had been in an unrealized loss position for less than 12 months. The Company does not intend to sell marketable securities that are in an unrealized loss position and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by major security type, our available-for-sale securities that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements
As of September 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$135,278	$—	$—	$135,278
U.S. government agencies securities	—	98,609	—	98,609
Corporate and agency bonds	—	73,508	—	73,508
Commercial paper	—	65,486	—	65,486
Totals	$135,278	$237,603	$—	$372,881

	Fair Value Measurements
As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$137,658	$—	$—	$137,658
U.S. government agencies securities	—	98,653	—	98,653
Commercial paper	—	41,945	—	41,945
Corporate and agency bonds	—	7,541	—	7,541
Totals	$137,658	$148,139	$—	$285,797
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
There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2021 and year ended December 31, 2020.
4. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$145,826	$147,017
Restricted cash	1,499	1,499
Total cash, cash equivalents and restricted cash	$147,325	$148,516

Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$25,880	$25,880
Laboratory equipment and office furniture	23,057	23,638
Computer equipment	1,190	1,271
Construction in process	68	48
Total property and equipment, gross	50,195	50,837
Less: accumulated depreciation and amortization	(38,743)	(36,311)
Total property and equipment, net	$11,452	$14,526
Depreciation expense was $1.5 million and $4.6 million for the three and nine months ended September 30, 2021, respectively, compared to $1.6 million and $5.0 million for the same periods in 2020.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Clinical trials and research and development costs	$12,984	$9,316
Manufacturing costs	9,993	8,297
Personnel-related costs	9,309	8,921
Accrued expenses	2,434	3,411
Total accrued liabilities	$34,720	$29,945

5. Research Collaboration and License Agreements
Merck
In 2015, the Company entered into a research collaboration, product development and license agreement with Merck, which, together with amendments made prior to June 30, 2021, is referred to as the Original Agreement, covering the discovery, development and commercialization of novel therapies across a range of therapeutic areas, including a broad, multi-year drug discovery and early development program financially supported by Merck. On June 30, 2021, the Company and Merck entered into the Amended Collaboration Agreement with a narrower scope than contemplated in the Original Agreement, as described in more detail below.
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
Under the terms of the Original Agreement, upon completion of a human proof-of-concept trial for a particular collaboration compound, regardless of the results of such trial, Merck had the one-time option to obtain an exclusive, worldwide license, on specified terms, to that collaboration compound, as well as to all other molecules that are directed against the same target and that result in the same effect on such target, or the related molecules, referred to as the Merck license option. For each program that Merck licensed, Merck was required to pay the Company a one-time fee of $20.0 million. Following exercise of a Merck license option, Merck was responsible, at its own cost, for any further development and any commercialization activities for compounds within the applicable program that it licensed, or the licensed compounds, subject to the Company’s option on a licensed compound-by-licensed compound basis, prior to Merck initiating any Phase 3 clinical trial of such licensed compound, to enter into a worldwide cost and profit share with Merck, or the cost and profit share option, and to co-detail the applicable licensed compound in the United States. If the Company elected to exercise its cost and profit share option for a particular licensed compound, Merck agreed to advance to the Company and/or assume up to 25% of the Company’s share of the global development costs for such licensed compound, subject to an aggregate cap over the course of the collaboration. All such amounts advanced or assumed by Merck accrued interest and would be recouped by Merck in full out of the Company’s share of any profits resulting from sales of the licensed compound for which the Company elected to exercise its cost and profit share option before the Company was entitled to receive any of those profits. If the Company did not elect to exercise its cost and profit share option for a particular licensed compound, the Company was eligible to receive (i) an aggregate of up to $449.0 million in pre-commercial milestone payments upon the achievement of specific clinical development and regulatory events with respect to the licensed compound for the first three indications in the United States, the European Union, or EU, and Japan; (ii) commercial milestone payments of up to $125.0 million; and (iii) royalties at ascending low-double digit to mid-teen percentage rates, depending on the level of net sales Merck achieves worldwide for such licensed compound.
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

The Amended Collaboration Agreement.
Under the Original Agreement, Merck was required to notify the Company no later than March 17, 2021 of its unilateral decision whether to exercise its option to extend the research phase of the collaboration for an additional two-year term through March 16, 2024. In March 2021, Merck initiated discussions with the Company with respect to elements of the ongoing collaboration that might be optimized to better address the evolving interests and priorities of both the Company and Merck. On June 30, 2021, the Company and Merck entered into the Amended Collaboration Agreement. Pursuant to the Amended Collaboration Agreement, the prior two-year extension of the research phase under the Original Agreement was deemed to end on March 31, 2021, while a new three-year research phase commenced on April 1, 2021. Under the Original Agreement, all of the Company’s research and development programs, both those existing at the time the Company entered into the Original Agreement and those the Company worked on during the research phase of the collaboration, other than aldafermin, were included within the scope of the collaboration. Under the Amended Collaboration Agreement, the scope of the collaboration and the resulting programs for which Merck has the Merck license option was narrowed. The collaboration as conducted under the Amended Collaboration Agreement, or the continuing collaboration, is focused primarily on the identification, research and development of collaboration compounds directed to targets of interest to Merck in the fields of ophthalmology and cardiovascular or metabolic, or CVM, disease, including heart failure, as well as certain laboratory testing and other activities on molecules that are directed to one of up to two undisclosed targets outside of the fields of ophthalmology and CVM disease, referred to as the lab programs. The ophthalmology compounds in the continuing collaboration include NGM621, an ophthalmology compound in a Phase 2 clinical trial, and its related molecules, and compounds directed against two other undisclosed ophthalmology targets and their related molecules. Collaboration compounds that remain within the scope of the continuing collaboration under the Amended Collaboration Agreement are referred to as continuing collaboration compounds. Given the narrowed research scope under the Amended Collaboration Agreement, the Company has the right, in its sole discretion, to independently research, develop and commercialize the collaboration compounds known as NGM120, NGM707, NGM831 and NGM438, their related molecules and all other preclinical and research assets that the Company researched or developed under the Original Agreement but that are not included within the research and development scope of the continuing collaboration, which are referred to as the released NGM compounds. Merck retained the right to receive royalties at low single digit rates on the sales of any released NGM compounds that receive regulatory approval and, if the Company decides during a certain time period to engage in a formal partnering process for a released NGM compound or negotiations regarding a license or asset sale of a released NGM compound, the Company is obligated to notify Merck, provide Merck with certain information and engage in good faith, non-exclusive negotiations with respect to such released NGM compound with Merck at Merck’s request.
Under the Amended Collaboration Agreement, Merck continues to have a Merck license option, as it did under the Original Agreement, to each continuing collaboration compound that is identified, researched and developed under the Amended Collaboration Agreement and reaches the specified option exercise point for such continuing collaboration compound as described below, and to its related molecules (each such continuing collaboration compound and its related molecules are referred to generally as a continuing program). In addition, under the terms of the Amended Collaboration Agreement, new CVM-related programs may be added to the continuing collaboration if recommended by the Company and selected by Merck, and Merck would have a Merck license option to such CVM-related continuing program. Merck has a one-time right to exercise its Merck license option, during the research phase or a tail period following such research phase, as applicable, for any continuing collaboration compound on a continuing program-by-continuing program basis when the Company or Merck achieves the specified Merck license option exercise point. The Merck license option exercise point for collaboration compounds under the Original Agreement was the completion of a human proof-of-concept trial. This generally continues to be the Merck license option exercise point under the Amended Collaboration Agreement for continuing collaboration compounds that are directed to ophthalmology targets, including NGM621 and its related molecules and all of the continuing collaboration compounds from two other ophthalmology continuing programs directed against undisclosed ophthalmology targets and their related molecules (including NGM621 and its related molecules, collectively referred to as the continuing ophthalmology collaboration compounds). Upon the completion of the ongoing Phase 2 NGM621 CATALINA clinical trial, Merck will have an additional one-time option to obtain an exclusive, worldwide license to all of the continuing ophthalmology collaboration compounds together, referred to as the ophthalmology bundle option. If Merck does not exercise this one-time ophthalmology bundle option for all continuing ophthalmology collaboration compounds, it may nevertheless exercise its regular Merck license option with respect to NGM621 and its related molecules at such time, and it may also exercise its regular Merck license option for the continuing ophthalmology collaboration compounds from each of the other two programs if a continuing ophthalmology collaboration compound from such continuing program completes a human proof-of-concept trial. Unlike the Original Agreement, the Merck license option exercise point for a continuing collaboration compound from the CVM-related continuing programs or the lab programs will be the designation by Merck of such continuing collaboration compound as a research program development candidate that Merck intends to progress into preclinical development.
As was the case under the Original Agreement, under the Amended Collaboration Agreement, if Merck exercises a Merck license option and obtains the relevant exclusive, worldwide license for a continuing collaboration compound and its related molecules, Merck will pay an option exercise fee to the Company and will be responsible, at its own cost, for any further development and commercialization activities for continuing collaboration compounds within that licensed continuing program. In such case, the Company will have the option to receive milestones and royalty payments or, in certain cases, to co-fund development and participate in a global cost and profit share arrangement of up to 50%, with an additional option to co-detail any such licensed continuing collaboration compound in the United States under the same terms as set forth in the Original Agreement. Except for the bundle option, the amount of the option exercise fees for continuing ophthalmology collaboration compounds upon completion of a human proof-of-concept trial remains the same under the Amended Collaboration Agreement as under the Original Agreement. If Merck exercises the ophthalmology bundle option, it will pay the Company either $40.0 million or $45.0 million as the Merck license option exercise fee, depending upon the stage of development of one of the two earlier stage ophthalmology programs that is included in the ophthalmology bundle option. Under the Amended Collaboration Agreement, if Merck exercises the Merck license option for a continuing collaboration compound from a CVM-related continuing program or a lab program, Merck will pay the Company a $6.0 million option exercise fee at the time of selection to progress such licensed continuing collaboration compound or any of its related molecules into preclinical development and an additional $10.0 million milestone payment if such continuing collaboration compounds or one of its related molecules subsequently completes a human proof-of-concept trial.
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
Under the Amended Collaboration Agreement, the research phase for the ophthalmology-related continuing programs will end no later than March 31, 2024. The research phase for the CVM-related continuing programs will also continue until March 31, 2024, unless the parties mutually agree to extend the research phase to March 31, 2026, in which case Merck will provide up to a total of $20.0 million in research funding during those additional two years. The research phase for the lab programs will end no later than December 31, 2022.
As under the Original Agreement, Merck has the right under the Amended Collaboration Agreement to review the then-ongoing continuing programs in the three-month period before the end of applicable research phase and to elect to designate one or more continuing programs for which research and development would continue to be conducted, until the applicable Merck license option exercise point is reached, for up to three years after the end of such research phase, with the possibility of extension if the Company is conducting ongoing ophthalmology clinical trials, if Merck is using commercially reasonable efforts to progress one or more ophthalmology-related continuing programs, or if Merck determines to continue progressing a CVM-related continuing program or lab program toward the nomination of a research program development candidate, and any such extension is referred to as an Amended Collaboration Agreement tail period. Under the Amended Collaboration Agreement, the Amended Collaboration Agreement tail period, if any, for the ophthalmology-related continuing programs would be separate from the Amended Collaboration Agreement tail period, if any, for the CVM-related continuing programs or any lab program, and Merck would be primarily responsible for performing all research and development activities, itself or through third party contractors, during the Amended Collaboration Agreement tail period, if any, for the CVM-related continuing programs or any lab program.
The Company concluded that the Amended Collaboration Agreement is a separate arrangement containing a three-year performance obligation to provide distinct research and development services in accordance with ASC 606. The total transaction price under the Amended Collaboration Agreement is $126.1 million and represents the sum of potential funding amounts, including $86.0 million in research funding for the four calendar quarters ending March 31, 2022, $20.0 million in research funding for the ophthalmology- and CVM-related continuing programs during the remaining two years of the research phase after March 2022 and $20.1 million in estimated NGM621 reimbursable expenses also during the remaining two years of the research phase after March 2022. The Company will continue to re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company continues performing a series of research and development services in the area of both the continuing collaboration compounds and the released NGM compounds and has one performance obligation across all continuing programs. The Company will continue to use the cost-based input method to calculate the amount of revenue to recognize as services are being rendered from April 1, 2021 through March 31, 2024.
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

A breakout of the milestone payments in connection with the potential achievement of certain clinical development events for each of the first three indications is as follows (in thousands):

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
A breakout of the aggregate milestone payments in connection with the potential achievement of both acceptance of an application for and receipt of regulatory approval for each of the first three indications, for each of the three geographic areas, is as follows (in thousands):

	First Indication	Second Indication	Third Indication	Total
United States	$75,000	$56,250	$37,500	$168,750
European Union	60,000	45,000	30,000	135,000
Japan	30,000	22,500	15,000	67,500
	$165,000	$123,750	$82,500	$371,250
Summary of Related Party Revenue
The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Related party revenue	$18,575	$23,482	$56,923	$67,601
For the three and nine months ended September 30, 2021, the Company recognized collaboration and license revenue of $18.6 million and $56.9 million, respectively, primarily related to reimbursable research and development activities associated with the performance obligation for the two-year extension period through March 31, 2021 under the Original Agreement and from April 1, 2021 through September 30, 2021 under the Amended Collaboration Agreement, all of which were recognized using the cost-based input model. For the nine months ended September 30, 2020, collaboration and license revenue under the Original Agreement included $4.9 million related to the upfront license fee under the initial five-year term that ended in March 2020.
Related Party Contract Assets and Liabilities
Amounts recognized as revenue prior to the Company having an unconditional right (or a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, the contract asset will be classified in current assets. As of September 30, 2021, the Company did not have a related party contract asset. As of December 31, 2020, the Company had a related party contract asset of $6.1 million.
Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the contract liability will be classified in current liabilities. As of September 30, 2021, the Company had a contract liability of $12.3 million. The Company did not have a contract liability as of December 31, 2020.

6. Commitments and Contingencies
Operating Lease and Lease Guarantee
In December 2015, the Company entered into an operating lease agreement, or the 333 Oyster Point lease agreement, for its corporate office space and laboratory facility at 333 Oyster Point Blvd., South San Francisco, California, or the 333 Oyster Point facility, for approximately 122,000 square feet that expires in December 2023. The 333 Oyster Point lease agreement provided a tenant improvement allowance of $15.2 million that the Company used in 2016 towards $22.3 million in total leasehold improvements that are amortized over the lease term of seven years. The 333 Oyster Point lease agreement required a letter of credit in the amount of $2.3 million as a security deposit to the lease, which the Company has recorded as non-current restricted cash on the condensed consolidated balance sheets. The Company has the right to reduce the letter of credit amount by $0.4 million on each of the third anniversary and fourth anniversary of the rent commencement date. In 2020, the Company reduced its letter of credit by $0.4 million and reclassified that amount from restricted cash to cash and cash equivalents on the condensed consolidated balance sheets.
In September 2009, the Company entered into an operating lease agreement, or the 630 Gateway lease agreement, for a corporate office space and laboratory facility at 630 Gateway Blvd., in South San Francisco, California for approximately 50,000 square feet, which was amended in June 2014. In July 2016, the Company assigned the 630 Gateway lease agreement to Merck as part of the Company’s relocation to the 333 Oyster Point facility. The 630 Gateway lease agreement expired in November 2020. Following expiration of the 630 Gateway lease agreement, the Company retains the obligation to indemnify the landlord and Merck under certain limited circumstances, but has no further payment obligations.
The Company recognizes rent expense on a straight-line basis over the lease period with the difference recorded as deferred rent. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense under these facility operating leases was approximately $0.5 million for the three-month periods ended September 30, 2021 and 2020 and approximately $1.6 million for the nine-month periods ended September 30, 2021 and 2020.
Future minimum payments under the unassigned lease obligations described above are as follows as of September 30, 2021 (in thousands):

Year Ending December 31,
2021	$1,303
2022	5,294
2023	5,455
Total	$12,052
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

7. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized, which may be issued at the discretion of the Company’s board of directors. The board of directors may issue shares of preferred stock in one or more series and fix the number, rights, preferences, privileges and restrictions for such series. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. As of September 30, 2021, the Company did not have any shares of preferred stock issued or outstanding.
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
As of September 30, 2021 and December 31, 2020, the Company had 77,642,628 and 70,585,364 shares of common stock outstanding, respectively, which included shares subject to repurchase of 376 and 6,508, respectively, as a result of early exercise of stock options not yet vested.
As of September 30, 2021 and December 31, 2020, the Company had reserved shares of common stock for issuance as follows:

	September 30, 2021	December 31, 2020
Reserve balance for Sales Agreement	14,182,900	14,190,300
Common stock options outstanding	10,660,410	10,017,918
Common stock options available for grant	6,739,933	6,186,497
ESPP shares available for purchase	590,219	700,074
401(k) Matching Plan	17,813	21,930
Total	32,191,275	31,116,719
Open Market Sale Agreement
In June 2020, the Company entered into the Sales Agreement with Jefferies relating to the sale of shares of its common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as its sales agent. During the nine months ended September 30, 2021, 7,400 shares of the Company's common stock were sold pursuant to the Sales Agreement. As of September 30, 2021, $127.2 million of the Company’s common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
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
Early Exercise of Stock Options
The 2018 Plan allows for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The amounts received in exchange for these shares have been recorded as a liability on the condensed consolidated balance sheets and will be reclassified into Company common stock and additional paid-in-capital as the shares vest. The Company’s right to repurchase these shares generally lapses in equal installments over four years beginning from the original vesting commencement date. Since the beginning of March 2021, the Company has not granted any options under the 2018 Plan that can be early exercised prior to vesting.
Stock Option Activity
A summary of the activity under the 2008 Plan and the 2018 Plan is as follows:

	Outstanding Options		Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
	Number of Options	Weighted Average Exercise Price
Balances at December 31, 2020	10,017,918	$10.52	6.45	$198,097
Options granted	2,762,183	30.02
Options exercised	(1,627,867)	6.81
Options cancelled	(491,824)	21.55
Balances at September 30, 2021	10,660,410	$15.63	6.83	$80,898
Vested and expected to vest at September 30, 2021	10,467,350	$15.46	6.79	$80,604
Exercisable at September 30, 2021	8,647,960	$12.31	6.23	$80,387
The aggregate intrinsic values of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $18.89 per share and $10.32 per share, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $31.5 million and $27.0 million, respectively. Due to the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the three and nine months ended September 30, 2021 and 2020.
Employee Stock-Based Compensation Expense
Employee and director stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was calculated based on awards previously granted to employees and directors that are ultimately expected to vest and has been reduced for estimated forfeitures.
Employee and director stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$3,319	$2,117	$10,485	$6,039
General and administrative	2,973	1,867	8,962	5,300
Total stock-based compensation expense	$6,292	$3,984	$19,447	$11,339
Employee Stock Purchase Plan
Under the ESPP, eligible employees are granted the right to purchase shares of the Company's common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. As of September 30, 2021, 409,781 shares of common stock had been purchased under the ESPP.

8. Income Taxes
Since inception, the Company has incurred net losses and expects to record a net loss for the year ending December 31, 2021. Additionally, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company did not record a tax provision for income taxes for the three and nine months ended September 30, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the condensed consolidated financial statements and notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2021. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors that could impact our business, including those set forth in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
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
Overview of Our Business
We are a biopharmaceutical company focused on discovering and developing novel therapeutics based on scientific understanding of key biological pathways underlying retinal diseases, cancer and liver and metabolic diseases. These diseases represent a significant burden for patients and healthcare systems and, in some cases, are leading causes of morbidity and mortality. Our strategy is to leverage a combination of interrogating human biology and engineering powerful biologics to discover and develop promising product candidates and seek to move them rapidly into proof-of-concept studies and late-stage development, with the goal of delivering impactful first-in-class or best-in-class treatments to underserved patients suffering from grievous diseases. Since the commencement of our operations in 2008, we have generated a robust portfolio of product candidates ranging from early discovery to late-stage development. We aspire to operate one of the most productive research and development engines in the biopharmaceutical industry.
Pipeline Programs, Operational Updates and Financial Highlights
Pipeline Programs
We currently have five product candidates in the clinic, including four Phase 2 and Phase 2b programs, two wholly-owned by us (NGM120 and aldafermin), one being progressed by our collaborator, Merck Sharp & Dohme Corp., or Merck (MK-3655), and one optionable by Merck (NGM621), and one in the Phase 1 component of a Phase 1/2 trial (NGM707). In addition, we have two wholly-owned product candidates expected to enter the clinic in the first half of 2022.
•Retinal diseases.
◦NGM621. NGM621 is a humanized Immunoglobulin 1, or IgG1, monoclonal antibody administered via intravitreal, or IVT, injection. NGM621 was engineered to potently inhibit the activity of complement C3 with the treatment goal of reducing disease progression in patients with geographic atrophy, or GA, secondary to age-related macular degeneration. The Phase 2 CATALINA clinical trial to assess NGM621's effect on patients with GA is ongoing.
▪NGM621 is within the scope of the amended and restated research collaboration, product development and license agreement, or the Amended Collaboration Agreement, with Merck, and Merck has a one-time option to license NGM621 and its related molecules upon completion of the Phase 2 CATALINA clinical trial, as well as the additional one-time option at that time to license NGM621 together with all of the ophthalmology continuing collaboration compounds and their respective related molecules included within the scope of the Amended Collaboration Agreement.
▪To date in 2021, we have completed enrollment of the Phase 2 CATALINA clinical trial, enrolling 320 patients, which is more than the originally planned 240 patients. The CATALINA trial was designed to be a Phase 3-supportive or -enabling clinical trial and is evaluating NGM621’s safety and effects on disease progression when given every four weeks or every eight weeks compared to matched sham injection control groups.
▪Looking forward: We anticipate a readout of the CATALINA trial topline data in the second half of 2022.
•Oncology. Our oncology product candidates NGM120, NGM707, NGM831 and NGM438 and their related molecules are wholly-owned by us.
◦NGM120. NGM120 is an antagonist antibody that binds to glial cell-derived neurotrophic factor receptor alpha-like, or GFRAL, and inhibits growth differentiation factor 15, or GDF15, signaling, for the potential treatment of cancer and cancer-related cachexia. We are currently conducting the Phase 1/2 PINNACLES clinical trial to assess NGM120’s effect on cancer-related cachexia and on cancer in patients with select advanced solid tumors and metastatic pancreatic cancer.
▪We are continuing enrollment in a Phase 2 placebo-controlled component of the ongoing PINNACLES clinical trial. This Phase 2 component of the PINNACLES trial is testing NGM120 in combination with gemcitabine and Nab-paclitaxel as first-line treatment in patients with metastatic pancreatic cancer to assess NGM120’s effect on both cancer and cancer-related cachexia.
▪In September 2021, at the European Society for Medical Oncology, or ESMO, Virtual Congress, we reported preliminary findings from two Phase 1 dose-escalation cohorts of the PINNACLES trial, including a Phase 1a cohort evaluating NGM120 as a monotherapy in patients with select advanced solid tumors and a Phase 1b cohort evaluating NGM120 in combination with gemcitabine and Nab-paclitaxel in patients with metastatic pancreatic cancer. The preliminary results reported at ESMO showed that NGM120 was well tolerated with no dose-limiting toxicities and provided encouraging initial signals of anti-cancer activity in patients with advanced solid tumors.
▪Looking forward: We plan to report final results from the Phase 1a and Phase 1b cohorts of the PINNACLES trial after all patients have completed treatment and follow-up pursuant to the trial protocol.
◦NGM707. NGM707 is a dual antagonist antibody that is designed to inhibit Immunoglobulin-like transcript 2, or ILT2 (also known as LILRB1), and Immunoglobulin-like transcript 4, or ILT4 (also known as LILRB2). ILT2 and ILT4 are key myeloid and lymphoid checkpoints that may restrict anti-tumor immunity, enable tumors to evade immune detection and contribute to resistance to T-cell checkpoint inhibitors. Designed to inhibit these key checkpoints, NGM707 has the potential to both reverse myeloid suppression as well as to promote direct tumor cell killing by T and NK cells.
◦In June 2021, we initiated the Phase 1 component of a first-in-human Phase 1/2 clinical trial that will evaluate NGM707 as a monotherapy and in combination with KEYTRUDA® (pembrolizumab) for the treatment of patients with advanced solid tumors. We expect to enroll approximately 180 patients in this trial.
◦NGM831. In August 2021, we disclosed our fourth oncology development candidate, NGM831, an antagonist antibody designed to block the interaction of Immunoglobulin-like transcript 3, or ILT3 (also known as LILRB4), with fibronectin, as well as with other ligands. ILT3-fibronectin interactions within the tumor microenvironment may form a stromal checkpoint that actively suppresses myeloid cell function and inhibits antitumor immunity. By inhibiting ILT3's interaction with fibronectin and its other ligands, NGM831 has the potential to mobilize a patient's own immune system to fight tumors by shifting myeloid cells from a suppressive state to a stimulatory state and promoting antitumor activity.
▪The disclosure of NGM831 coincided with a publication in Cancer Immunology Research, a journal of the American Association for Cancer Research, describing our discovery of one of ILT3's functional ligands, fibronectin, a key component of the tumor stroma.

▪Looking forward: We expect to commence first-in-human testing of NGM831 in patients with advanced solid tumors in the first half of 2022.
▪NGM438. NGM438 is an antagonist antibody that is designed to inhibit leukocyte-associated immunoglobulin-like receptor 1, or LAIR1. LAIR1, through interactions with tumor-associated collagens, may form a stromal checkpoint that imposes signaling-based immune suppression and impedes antitumor immunity. Designed to inhibit this stromal checkpoint, NGM438 has the potential to treat cancer by promoting the remodeling of the tumor architecture that restricts T cell infiltration of the tumor cell mass and reversing immune suppression in the tumor microenvironment.
▪To date in 2021, we have advanced the preparation of an investigational new drug application, or IND, for a planned submission in the first half of 2022.
▪Looking forward: We expect to commence first-in-human testing of NGM438 in patients with advanced solid tumors in the first half of 2022.
•Liver and metabolic diseases.
◦Aldafermin. Aldafermin is an engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection. Aldafermin is wholly-owned by us. In May 2021, we announced that the ALPINE 2/3 Phase 2b trial of aldafermin in patients with non-alcoholic steatohepatitis, or NASH, and liver fibrosis stage 2 or 3, or F2 or F3, did not meet its primary endpoint evaluating a dose response at week 24 on liver fibrosis improvement by >1 stage with no worsening of NASH. We decided to shift resources that had previously been reserved for a Phase 3 F2/F3 NASH development program toward advancing our other programs. Aldafermin remains in Phase 2b development for the treatment of patients with compensated NASH cirrhosis (liver fibrosis stage 4, or F4).
▪To date in 2021, in addition to completing treatment of patients in, and announcing topline results from, our ALPINE 2/3 trial, we have continued enrollment in our Phase 2b ALPINE 4 clinical trial of aldafermin.
▪Looking forward: Enrollment in our ALPINE 4 trial has been slower than expected, and we are considering enrolling fewer patients than originally anticipated and potentially changing the study's primary endpoint in order to be able to complete enrollment in the trial in the first quarter of 2022.
◦MK-3655 (formerly NGM313). MK-3655 is an agonistic antibody discovered by us that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or FGFR1c/KLB, which regulates insulin sensitivity, blood glucose and liver fat and is administered every four weeks through a subcutaneous injection. MK-3655, in Phase 2b development for the treatment of NASH, was optioned by Merck under the Original Agreement. In 2021, Merck is continuing enrollment in the worldwide 52-week randomized, double-blind Phase 2b trial of MK-3655 in patients with NASH and F2 or F3 liver fibrosis that it initiated in the fourth quarter of 2020.
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
Operational Updates
Partnering has been and is expected to continue to be a component of our strategy as we plan to develop a broad portfolio of product candidates and, if approved, to commercialize the resulting products. Our collaboration with Merck has provided us with substantial financial support; however, under the narrower scope of the Amended Collaboration Agreement, as described in more detail below, after March 2022 the level of research funding from Merck will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date.

All of our manufacturing activities are outsourced to third-party contract development and manufacturing organizations or third-party contract manufacturing organizations, which we refer to collectively as CMOs, which are generally single source suppliers of the drug product or drug substance they are manufacturing for us. We also utilize third-party contract research organizations, or CROs, to carry out many of our clinical development activities. We expect to be reliant on CMOs and CROs for these activities for the foreseeable future. Significant portions of our research and development resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. If our CROs and CMOs fail to satisfy their contractual duties to us or meet expected deadlines or if our CMOs experience difficulties in scaling production or procuring raw materials or components, higher than anticipated costs or lower than anticipated yields, product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, or difficulties with quality control, product stability or quality assurance testing, our ongoing and planned trials and possible acceleration or expansion of those trials may be delayed, perhaps substantially, or abandoned, which could materially and adversely affect our business. For example, while we continue to expect to commence first-in-human testing of NGM438 and NGM831 in the first half of 2022, our planned IND submissions for NGM438 and NGM831 have been delayed due to challenges at our CMO, primarily related to analytical method qualification and release testing for those product candidates. It is possible that we could experience further supply-related delays that would adversely affect our ability to commence first-in-human testing of NGM438 and NGM831 on the anticipated timing. In addition, there is increased competition in the biotechnology industry for CMO manufacturing slots and other capabilities generally, which has had, and may continue to have, a negative impact on the availability of manufacturing capacity and therefore our ability to supply clinical trial materials for planned, ongoing, accelerated or expanded clinical trials.
We seek to allocate our capital efficiently and strategically and fund our portfolio based on each program’s scientific and other merits. Our discipline has been demonstrated by our decision not to proceed with development activities on multiple potentially viable product candidates for portfolio management reasons, in order to concentrate our resources on what we consider our most promising product candidates. However, given the narrower scope of the Amended Collaboration Agreement and our associated increased funding requirements with respect to our development programs, particularly after March 2022, as described in more detail below, we may need to delay or suspend development activities on product candidates that we consider promising unless and until we are able to raise sufficient additional capital in order to proceed with such development through to regulatory approval.
Amended Collaboration Agreement with Merck
On June 30, 2021, we and Merck entered into the Amended Collaboration Agreement that amends and restates the research collaboration, product development and license agreement that we originally entered into with Merck in February 2015, which, together with amendments made prior to entering into the Amended Collaboration Agreement, we refer to as the Original Agreement. The Original Agreement contemplated an initial five-year research term and, in March 2019, Merck exercised its option to extend the research phase of the collaboration through March 16, 2022. As part of that extension, Merck agreed to continue to fund up to $75.0 million of our research and development efforts each year consistent with the initial five-year research term and, in lieu of a $20.0 million extension fee payable to us, Merck agreed to make additional payments totaling up to $20.0 million in support of our research and development activities during 2021 through the first quarter of 2022. Under the terms of the Amended Collaboration Agreement, we and Merck agreed to extend the research phase of the collaboration with a narrower scope than contemplated in the Original Agreement. The research phase will now continue generally through March 31, 2024, with possible extensions for each of the various programs to allow us or Merck to complete ongoing development.
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
Under the Amended Collaboration Agreement, we have the right, in our sole discretion, to independently research, develop and commercialize our oncology product candidates NGM120, NGM707, NGM831 and NGM438 and their related molecules and all other preclinical and research assets that we researched or developed under the Original Agreement but that are not included within the research and development scope of the continuing collaboration, which we refer to as the released NGM compounds, subject to Merck’s right to receive royalties at low single digit rates on any released NGM compounds that receive regulatory approval and, if we decide during a certain time period to engage in a formal partnering process or negotiations regarding a license or asset sale for a released NGM compound, to a requirement to notify Merck, provide Merck with certain information and engage in good faith, non-exclusive negotiations with respect to such released NGM compound with Merck at Merck’s request. We are generally responsible for funding released NGM compounds going forward, although we may use Merck funding for research and development activities that we perform on these compounds prior to April 1, 2022. We also have full rights to all future programs we pursue that fall outside of the scope of the Amended Collaboration Agreement. Aldafermin remains wholly-owned and funded by us.
Under the terms of the Amended Collaboration Agreement, Merck will provide an aggregate of approximately $125.0 million in research and development funding through March 31, 2024, including $86.0 million for the period from April 1, 2021 through March 31, 2022 (although we are obligated to use commercially reasonable efforts to expend $35.0 million of such funding during such time frame on programs within the scope of the continuing collaboration other than the released NGM compounds), plus additional potential option payments if Merck exercises any Merck license option. We are committed to advancing an undisclosed ophthalmology program to a potential IND submission, utilizing our own funding after March 2022. After Merck has exercised the Merck license option for a continuing collaboration program and paid the applicable option fee, the economics for such program are unchanged from the Original Agreement. Following exercise of a Merck license option, Merck is responsible, at its own cost, for any further development and any commercialization activities for compounds within the applicable program that it licensed, or the licensed compounds, subject to our option on a licensed compound-by-licensed compound basis, prior to Merck initiating any Phase 3 clinical trial of such licensed compound, to enter into a worldwide cost and profit share with Merck. If we do not elect to exercise our cost and profit share option for a particular licensed compound, we are eligible to receive milestone and royalty payments.
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
For more information on the terms of the Amended Collaboration Agreement, see Note 5, “Research Collaboration and License Agreements,” of the notes to unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Because, under the Amended Collaboration Agreement, we expect that the level of research funding from Merck will be substantially lower on an annual and overall basis after March 2022 than the research funding provided by Merck prior to that date, our funding requirements for the development of our current and potential future product candidates will increase substantially after that date, particularly with respect to our wholly-owned programs, and, to a lesser extent, with respect to our programs that are within the scope of the continuing collaboration under the Amended Collaboration Agreement that we are required to fund. In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Accordingly, we will require significant additional capital in order to proceed with the development through to regulatory approval and commercialization of our current and potential future product candidates, or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization. Neither may be possible and, as a result, we may be required to delay, scale back or discontinue development of such product candidates, which could have a material adverse effect on our business, operating results and prospects. For any programs wholly-owned by us and not within the scope of the continuing collaboration, we may decide to pursue a strategic partner to progress, in whole or in part, the program or commercialize any resulting approved product.
Financial Highlights
Since inception, we have funded our operations primarily through:
•fees received from collaboration partners, which since inception through September 30, 2021 includes reimbursement of research and development expenses of $471.8 million and upfront cash licensing fees of $123.0 million, primarily from Merck, and a payment of $20.0 million from Merck to license MK-3655 and related compounds;
•proceeds from private placements of convertible preferred stock prior to our initial public offering, or IPO, including approximately $106.0 million of our Series E convertible preferred stock purchased by Merck;
•net proceeds from our IPO in 2019 of approximately $107.8 million, together with proceeds from the concurrent private placement of shares of common stock to Merck of $65.9 million;
•net proceeds of $22.1 million from sales of 817,100 shares of our common stock under an Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC, or Jefferies, in June 2020 (809,700 shares sold at an average price of $27.94 per share in December 2020 and 7,400 shares sold at an average price of $27.22 per share in September 2021); and
•net proceeds of $134.6 million from the sale of 5,324,074 shares of our common stock in January 2021 upon completion of an underwritten public offering of our common stock, or the follow-on offering, which included the full exercise by the underwriters of their option to purchase additional shares.
At September 30, 2021, we had $383.4 million in cash, cash equivalents and short-term marketable securities.
We have incurred net losses each year since our inception. As of September 30, 2021, we had an accumulated deficit of $391.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development, or R&D, programs and general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other R&D activities, and the amount of R&D funding we receive from Merck or other collaboration partners, particularly after March 2022. For further discussion of our financial position and future sources of funding, see “Liquidity and Capital Resources” below.
COVID-19 Business Update
We continue to closely monitor the impact of the global COVID-19 pandemic on our business and have taken and continue to take proactive efforts designed to protect the health and safety of our patients, study investigators, clinical research staff and employees, while maintaining business continuity. Following guidance from federal, state and local authorities, we operated with a primarily remote work model from March 2020 through October 2021, under which employees working on site were mostly individuals conducting essential in-person laboratory work and other business functions considered essential under COVID-19 regulations and guidance, while others worked remotely. In October 2021, we allowed additional employees to return to on-site work. While there were relatively minor impacts on overall productivity while we operated with a primarily remote work model, in 2020 and to date in 2021 we have experienced employee attrition at rates higher than we have experienced historically and an increased rate of hiring new employees. We cannot predict whether these trends will continue or be exacerbated, the impact on future productivity or whether or when we may be required to return to a more restrictive work model as the pandemic evolves.
For patients enrolled in our clinical trials, we continue to work closely with clinical trial investigators and site staff with the goal of continuing treatment in a manner designed to uphold trial integrity, while allowing some flexibility in the manner and timing of patient visits, and to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. During the COVID-19 pandemic, we have experienced, from time to time, a slower pace of clinical trial site initiation and clinical trial enrollment than originally anticipated in certain of our clinical trials, including the ALPINE 4, CATALINA and NGM120 trials, and we experienced a higher dropout rate in our ALPINE 2/3 trial than we had anticipated based on our previous trials in patients with NASH. We believe this may be due to factors such as the vulnerability of our studied patient populations, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders.
We have been proactively working to mitigate these and other effects of the COVID-19 pandemic by monitoring site initiations, patient enrollment and patient study adherence to provide support to patients and trial staff, often on a case‑by‑case and/or patient-by-patient basis. For example, we have implemented additional study policies and procedures designed to help protect trial participants from exposure to COVID-19 as a result of their trial participation, which include the use of telemedicine visits, remote monitoring of patients and clinical trial sites and other measures, as appropriate, designed to ensure that data from clinical trials that may be disrupted as result of the COVID-19 pandemic are collected pursuant to the study protocol and consistent with current Good Clinical Practices, or cGCPs, with any material protocol deviation reviewed and approved by the clinical trial site institutional review board, or IRB. Most of our clinical trial sites, both within and outside of the United States, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. While the COVID-19 pandemic has not yet resulted in a significant impact to our disclosed clinical development timelines, as the COVID-19 pandemic continues, there may be additional negative impacts on our ability to initiate new clinical trial sites, maintain enrollment of existing patients and enroll new patients, which may result in increased clinical trial costs and negatively impact our timelines and our ability to obtain regulatory approvals of our product candidates in a timely fashion, if at all. In particular, enrollment in our ALPINE 4 trial has been slower than expected, and we are considering enrolling fewer patients than originally anticipated and potentially changing the study's primary endpoint in order to be able to complete enrollment in the trial in the first quarter of 2022.
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
In addition, while we have not experienced significant disruption to drug or related component supply for our ongoing clinical trials due to the COVID-19 pandemic, we could experience disruptions to our supply chain and operations due to the evolving effects of the continuing COVID-19 pandemic, including if our CMOs' manufacturing facilities and operations are adversely affected by labor and raw material shortages, turnover of qualified staff or financial difficulties of their owners or operators. Any associated delays in the manufacturing and supply of drug substance and drug product for our clinical trials could adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. Our aldafermin drug product CMO has advised us that it could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines. If any of our CMOs become subject to acts or orders of U.S. or foreign government entities to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines or medical supplies needed to treat COVID-19 patients, this could also delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.
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
Since the Company's inception through September 30, 2021, Merck paid us $566.7 million pursuant to the terms of our collaboration. Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in future periods, particularly after March 2022 given the substantial decrease in the level of funding from

Merck in accordance with the Amended Collaboration Agreement entered into on June 30, 2021. As a result, we believe that period-to-period comparisons of our revenue may not be meaningful and should not be relied upon as being indicative of future performance.
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
Our related party revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Related party revenue	$18,575	$23,482	$56,923	$67,601
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
Our R&D expenses related to the development of aldafermin, MK-3655, NGM621, NGM120, NGM707, NGM831 and NGM438 (and prior to suspending these programs, NGM386, NGM395 and NGM217) consist primarily of:
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
Our clinical development efforts are spread across multiple programs, only some of which remain within the scope of our collaboration with Merck. For the foreseeable future, we anticipate the majority of our financial resources, other than those received from Merck and dedicated to continuing collaboration activities under the Amended Collaboration Agreement, will be directed to activities required to advance our Phase 2b ALPINE 4 clinical trial of aldafermin and our trials of NGM120 and NGM707, to initiate clinical trials of NGM831 and NGM438 and to prepare for the manufacture of NGM621 in anticipation of a potential Phase 3 trial.
Our R&D efforts are extensive and costly. While Merck has committed under the Amended Collaboration Agreement to provide up to $86.0 million in research funding for the four calendar quarters ending March 31, 2022 (with up to $51.0 million of such amount that may be used by us to advance certain of our wholly-owned programs), after March 2022 and through the remaining two years of the research phase of the collaboration, Merck is committed to provide only up to $20.0 million in research funding for the ophthalmology- and CVM-related programs (other than NGM621) and to fund certain R&D costs related to NGM621, expected to be approximately $20.0 million, during the earlier of the remaining two years of the research phase after March 2022 or until Merck exercises, or decides not to exercise, its Merck license option with respect to NGM621. As a result, after March

2022, we will need to devote a substantial amount of our own financial resources to our development programs, particularly with respect to our wholly-owned programs and, to a lesser extent, with respect to our programs that are within the scope of the Amended Collaboration Agreement that we are required to fund. In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Accordingly, we will require significant additional capital in order to proceed with the development through to regulatory approval and commercialization of our current and potential future product candidates or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization. Neither may be possible and, as a result, we may be required to delay, scale back or discontinue development of such product candidates, which could have a material adverse effect on our business, operating results and prospects. In addition, our R&D expenses may exceed the funding caps set forth under the Amended Collaboration Agreement, as happened in the fiscal year ended December 31, 2020 under the Original Agreement and is expected to occur in the fiscal year ending December 31, 2021, in which case our funding requirements will increase.
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

Additionally, we anticipate continued increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and related Securities and Exchange Commission, or SEC, requirements and costs related to insurance, investor relations and compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. In addition, we may incur expenses associated with building a commercial organization in connection with, and prior to, potential future regulatory approval of our product candidates.
Results of Operations
Our results of operations were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Related party revenue	$18,575	$23,482	$(4,907)	$56,923	$67,601	$(10,678)
Operating expenses:
Research and development	38,714	46,979	(8,265)	122,983	123,912	(929)
General and administrative	8,867	6,460	2,407	27,411	19,849	7,562
Total operating expenses	47,581	53,439	(5,858)	150,394	143,761	6,633
Loss from operations	(29,006)	(29,957)	951	(93,471)	(76,160)	(17,311)
Interest income, net	106	260	(154)	335	1,823	(1,488)
Other income (expense), net	35	(68)	103	35	(159)	194
Net loss	$(28,865)	$(29,765)	$900	$(93,101)	$(74,496)	$(18,605)
Related Party Revenue from Merck
Revenue decreased $4.9 million and $10.7 million in the three and nine months ended September 30, 2021 compared to the same periods in 2020, respectively. Revenue decreased in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a decrease in research and development revenue. Revenue decreased in the nine months ended September 30, 2021 compared to the same period in 2020 in part due to a reduction in revenue of $4.6 million for an amount we had recorded under the prior two-year extension of the research phase that was no longer billable to Merck under the Amended Collaboration Agreement as of June 30, 2021. For the nine months ended September 30, 2020, collaboration and license revenue under the Original Agreement included $4.9 million related to the upfront license fee under the initial five-year term that ended in March 2020.
Research and Development Expenses
Our R&D expenses by program were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
External R&D expenses:
Aldafermin (FGF19 analog)	$6,519	$15,212	$25,591	$40,649
NGM621 (C3 inhibitor)	6,167	5,204	15,344	9,099
NGM120 (GFRAL antagonist)	1,529	1,146	5,125	4,040
NGM707 (Anti-ILT2/ILT4 dual antagonist)	1,269	1,240	3,490	3,843
NGM438 (LAIR1 antagonist)	602	1,507	3,073	1,894
NGM831 (ILT3 antagonist)	561	1,445	1,879	3,093
Other external R&D expenses	73	145	1,297	4,546
Total external R&D expenses	16,720	25,899	55,799	67,164
Personnel-related expenses	13,499	10,755	41,960	32,348
Internal and unallocated R&D expenses(1)	8,495	10,325	25,224	24,400
Total R&D expenses	$38,714	$46,979	$122,983	$123,912

_____________
(1)Internal and unallocated research and development expenses consist primarily of research supplies and consulting fees, which we deploy across multiple research and development programs.
R&D expenses decreased $8.3 million and $0.9 million in the three and nine months ended September 30, 2021 compared to the same periods in 2020, respectively, primarily due to a decrease in expenses for our manufacturing activities and our clinical trials of aldafermin, partially offset by increases in personnel-related expenses and external expenses driven by our ongoing clinical trials of NGM621 and NGM120. The decrease in R&D expenses in the nine months ended September 30, 2021 compared to the same period in 2020 was also partially offset by an increase in external expenses for our preclinical studies of NGM438.
For the full year 2021, we expect R&D expenses will be consistent with our 2020 expenses as we continue to advance our clinical development of NGM621 and our oncology programs. Resources previously intended for an aldafermin Phase 3 F2/F3 NASH development program have been shifted toward advancing our other programs. Aldafermin remains in Phase 2b development for the treatment of patients with compensated NASH cirrhosis (F4 liver fibrosis).
General and Administrative Expenses
General and administrative expenses increased $2.4 million and $7.6 million in the three and nine months ended September 30, 2021 compared to the same periods in 2020, respectively, primarily due to an increase in personnel-related expenses due to increased headcount and an increase in stock-based compensation expense primarily due to an increase in the average grant date fair value of stock options granted.
We anticipate general and administrative expenses for the remainder of 2021 to increase compared to 2020 due to an increase in compensation-related expenses driven by higher headcount and other expenses related to the expansion and support of our business including expenses related to compliance with Section 404 of the Sarbanes-Oxley Act.
Interest Income
Interest income decreased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to the decrease in market interest rates.
Liquidity and Capital Resources
Funding Requirements
We have incurred net losses every year since inception. We have spent, and expect to continue to spend, significant resources to fund R&D of, and seek regulatory approvals for, our product candidates. These activities require us to incur substantial costs related to research, development, manufacturing, preclinical studies, clinical trial and related activities, as well as to cover other expenses related to our ongoing operations. Our collaboration with Merck under the Original Agreement has provided us with substantial financial support; however, under the narrower scope of the Amended Collaboration Agreement, after March 2022 the level of research funding from Merck will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date, as described below. In this regard, after March 2022, we will need to devote a substantial amount of our own financial resources to our development programs, particularly with respect to our wholly-owned programs and, to a lesser extent, with respect to our programs that are within the scope of the continuing collaboration under the Amended Collaboration Agreement that we are required to fund, and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement. In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Accordingly, we will require significant additional capital in order to proceed with the development through to regulatory approval and commercialization of our current and potential future product candidates or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization. Neither may be possible and, as a result, we may be required to delay, scale back or discontinue development of such product candidates, which could have a material adverse effect on our business, operating results and prospects. In addition, our R&D expenses may exceed the funding caps set forth under the Amended Collaboration Agreement, as happened in the fiscal year ended December 31, 2020 under the Original Agreement and is expected to occur in the fiscal year ending December 31, 2021, in which case our funding requirements will increase. See “Overview of Our Business – Merck Collaboration Update” above. As a result, we expect to incur significant and increasing operating losses. We have no products approved for commercial sale, have not generated any revenue from product sales to date and we are not and may never be profitable. We have incurred losses in each year since commencing operations. As of September 30, 2021, we had an accumulated deficit of $391.7 million and we expect our accumulated deficit will increase significantly over time. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, the amount of revenue generated from Merck under the Amended Collaboration Agreement and our ability to generate revenue outside of the Merck collaboration, particularly after March 2022.
Sources of Liquidity
Merck Collaboration
The revenue we receive under the Amended Collaboration Agreement with Merck is our only source of revenue. As described in greater detail above, including under “Overview of Our Business – Merck Collaboration,” under the Amended Collaboration Agreement, Merck has committed to provide us with up to $86.0 million in research funding for the four calendar quarters ending March 31, 2022 (with up to $51.0 million of such amount that may be used by us to advance certain of our wholly-owned programs). However, after March 2022 and through the remaining two years of the research phase of the collaboration, Merck is committed to provide only up to $20.0 million in research funding for the ophthalmology- and CVM-related programs and to fund the R&D costs related to NGM621, including our CATALINA clinical trial, subject to certain limitations.
Other Sources of Liquidity
In June 2020, we entered into the Sales Agreement with Jefferies relating to the sale of shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as our sales agent. During the nine months ended September 30, 2021, 7,400 shares of the Company's common stock were sold pursuant to the Sales Agreement. As of September 30, 2021, $127.2 million of our common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
In January 2021, we sold 5,324,074 shares of common stock (inclusive of shares sold pursuant to the full exercise of the option to purchase additional shares granted to the underwriters in connection with the offering) through an underwritten public offering at a price to the public of $27.00 per share for aggregate net proceeds to the Company of $134.6 million, or the follow-on offering.
As of September 30, 2021, we had cash and cash equivalents of $145.8 million, short-term marketable securities of $237.6 million, working capital of $338.2 million and an accumulated deficit of $391.7 million.
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

Cash Flow Activity
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	(54,894)	(63,456)
Investing activities	(93,576)	63,533
Financing activities	147,279	7,926
Net (decrease) increase in cash and cash equivalents	$(1,191)	$8,003
Operating Activities
In the nine months ended September 30, 2021 net cash used in operating activities was $54.9 million, which consisted of a net loss of $93.1 million, adjusted for non-cash charges of $31.4 million and a change in operating assets and liabilities of $6.8 million. The non-cash charges consisted primarily of stock-based compensation expense of $19.7 million, a decrease in related party contract assets due to the Amended Collaboration Agreement with Merck of $4.6 million, depreciation expense of $4.6 million and amortization of a premium on marketable securities of $2.5 million. The change in operating assets and liabilities was mainly driven by increases in contract liabilities of $12.3 million, accrued liabilities of $4.9 million, prepaid expenses and other current assets of $3.6 million and the related party receivable of $4.1 million, partially offset by decreases in deferred rent of $2.2 million, accounts payable of $2.0 million and related party contract assets of $1.5 million.
In the nine months ended September 30, 2020 net cash used in operating activities was $63.5 million, which consisted of a net loss of $74.5 million, adjusted for non-cash charges of $16.5 million and cash used through changes in operating assets and liabilities of $5.5 million. The non-cash charges consisted primarily of stock-based compensation expense of $11.5 million and depreciation expense of $5.0 million. The change in operating assets and liabilities was mainly driven by increases in accrued liabilities of $9.8 million, prepaid expenses and other assets of $3.7 million and the related party receivable from our Merck collaboration of $2.0 million, partially offset by decreases in accounts payable of $7.1 million and deferred rent of $2.1 million.
Investing Activities
In the nine months ended September 30, 2021 net cash used in investing activities was $93.6 million, which consisted of purchases of marketable securities of $194.5 million primarily from the net proceeds of the follow-on offering, partially offset by $102.5 million in net proceeds on maturity of marketable securities. In the nine months ended September 30, 2020 net cash provided by investing activities was $63.5 million, which consisted of $94.5 million in net proceeds on maturity of marketable securities, partially offset by purchases of marketable securities of $29.4 million and purchases of property and equipment of $1.6 million.
Financing Activities
In the nine months ended September 30, 2021 net cash provided by financing activities was $147.3 million, which consisted of net proceeds from the follow-on offering of $134.6 million and proceeds from employee equity incentive and purchase plans of $12.5 million. In the nine months ended September 30, 2020 net cash provided by financing activities was $7.9 million, which primarily consisted of proceeds from employee equity incentive and purchase plans.
Off-Balance Sheet Arrangements
We currently have not entered into and do not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations
During the nine months ended September 30, 2021, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021.
Newly Issued Accounting Pronouncements
Except as described in Note 2 to the condensed consolidated financial statements under the headings “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted,” there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in our audited consolidated financial statements and notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021, that are of significance or potential significance to us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently a party to any material litigation or other material legal proceedings.
Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider the following risks, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the U.S. Securities and Exchange Commission, or SEC. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.
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
•after March 2022, we will need to devote a substantial amount of our own financial resources to our research and development programs and in order to complete the development and commercialization of our current and potential future product candidates, we will require substantial additional capital which may not be available to us on acceptable terms, or at all, and as a result, we may be required to delay, scale back or discontinue development of such product candidates;
•we will need to successfully complete rigorous preclinical and clinical testing of our product candidates before we can seek regulatory approval, which could delay or prevent commercialization of our product candidates;
•we may not successfully identify new product candidates to expand our development pipeline;
•the process of manufacturing and testing our biologic product candidates is complex, highly regulated and subject to many manufacturing risks, including our current reliance on single source manufacturers and suppliers, difficulties in supply chain, including procuring raw materials and components and the availability of manufacturing slots, and difficulties in production, including scaling up and validating initial production, contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, or difficulties with quality control, product stability or quality assurance testing, any of which could substantially increase our costs and limit supply of our product candidates and any future products needed for clinical trials and commercialization;
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
•our future success depends in part on our ability to attract and retain highly skilled employees, including members of our current senior management team, especially our Chief Scientific Officer, Dr. Jin-Long Chen, and during the ongoing COVID-19 pandemic we have experienced employee attrition at rates higher than we have experienced historically, which may continue and could have a negative impact on our productivity;
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
We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we expect to continue to incur significant research and development, or R&D, and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net losses were $102.5 million, $42.8 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of September 30, 2021, we had an accumulated deficit of $391.7 million.
We have spent, and expect to continue to spend, significant resources to fund R&D of, and seek regulatory approvals for, our product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, manufacturing, preclinical studies, clinical trial and related activities increase. Our collaboration with Merck has to date provided us with substantial financial support; however, after March 2022, the funding we receive from Merck under our continuing collaboration will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date due to the narrower scope of our amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement, which amends and restates the research collaboration, product development and license agreement that we originally entered into with Merck in February 2015, which, together with amendments made prior to entering in the Amended Collaboration Agreement, we refer to as the Original Agreement. In this regard, after March 2022, and through the remaining two years of the research phase of the continuing collaboration, Merck is committed to provide only up to $20.0 million in research funding for the ophthalmology- and cardiovascular or metabolic, or CVM,-related programs subject to the continuing collaboration (other than NGM621) and to fund the R&D costs related to NGM621 during the earlier of the remaining two years of the research phase after March 2022 or until Merck exercises, or decides not to exercise, its license option with respect to NGM621, subject to certain limitations. As a result, after March 2022, we will need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs and, to a lesser extent, with respect to our programs that are within the scope of the continuing collaboration under the Amended Collaboration Agreement that we are required to fund (and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement). In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Moreover, our R&D expenses may exceed the funding caps set forth under the Amended Collaboration Agreement, as happened in the fiscal year ended December 31, 2020 under the Original Agreement and is expected to occur in the fiscal year ending December 31, 2021, in which case our funding requirements will increase. As a result of the foregoing, our expenses and accumulated deficit will also increase significantly in future periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, including those resulting from the evolving effects of the COVID-19 pandemic. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, the amount of revenue generated from Merck under the Amended Collaboration Agreement and our ability to generate revenue outside of the Merck collaboration, particularly after March 2022. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
In recent years, all of our revenue has been from our collaboration partner, Merck. Other than our Amended Collaboration Agreement with Merck, we currently have no agreements that could provide us with material, ongoing future revenue and we may never enter into any such agreements. As described under “Overview of Our Business –Merck Collaboration” in Part I, Item 2 of this Quarterly Report on Form 10-Q and elsewhere in this “Risk Factors” section, after March 2022, the funding we receive from Merck under the Amended Collaboration Agreement will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date. As a result, after March 2022, we will need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs, and, to a lesser extent, with respect to our programs that are within the scope of the continuing collaboration under the Amended Collaboration Agreement and that we are required to fund and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement. In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Accordingly, we will require significant additional capital in order to proceed with development through regulatory approval and commercialization of our current and potential future product candidates or we will need to enter into additional collaboration or license agreements in order to fund such development and commercialization. Neither may be possible and as a result, we may be required to delay, scale back or discontinue development of such product candidates, which could have a material adverse effect on our business, operating results and prospects. In addition, our R&D expenses may exceed the funding caps set forth under the Amended Collaboration Agreement, as happened in the fiscal year ended December 31, 2020 under the Original Agreement and is expected to occur in the fiscal year ending December 31, 2021, in which case our funding requirements will increase. For more information, see “Risks Related to Our Dependence on Merck and Other Third Parties” below.
After March 2022, we will need to devote a substantial amount of our own financial resources to our R&D programs and, in order to complete the development and commercialization of our current and potential future product candidates, we will require substantial additional capital which may not be available to us on acceptable terms, or at all, and as a result, we may be required to delay, scale back or discontinue development of such product candidates.
As an R&D company, our operations have consumed substantial amounts of cash since inception and we will require substantial additional capital to finance our operations and pursue our strategy. In this regard, we do not have any committed external source of funds, other than pursuant to the current terms of our collaboration with Merck, which is limited in scope and duration, and may be unilaterally terminated by Merck under certain circumstances. In addition, as described in more detail under “Risks Related to Our Dependence on Merck and Other Third Parties” below, under the terms of the Amended Collaboration Agreement, the funding we receive from Merck under our continuing collaboration after March 2022 will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date. As a result, after March 2022, we will need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs and, to a lesser extent, with respect to our programs that are within the scope of the continuing collaboration under the Amended Collaboration Agreement that we are required to fund (and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement). In addition, our funding requirements would increase for any programs that are within the scope of the continuing collaboration in the event Merck does not elect to license these programs, in the event Merck elects to terminate its license to any program it licenses or in the event we opt to co-develop any Merck-licensed programs. Moreover, we may be required to develop and implement additional clinical study policies and procedures to mitigate the evolving effects of the COVID-19 pandemic, which could significantly increase our R&D expenses.
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
•after March 2022, the amount of our financial resources that we will need to devote to our R&D programs and our obligations under the Amended Collaboration Agreement, and our ability to raise adequate additional capital to meet our requirements;
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
We plan to finance our future cash needs through public or private equity or debt offerings, including under the Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC in June 2020, government or other third-party funding, product collaborations, strategic alliances, licensing arrangements or a combination of these. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all, and our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, the evolving effects of the COVID-19 pandemic. If we are unable to raise adequate additional capital, we may be prevented from pursuing research, development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects.
Raising additional capital may cause dilution to our existing stockholders, lead to restrictions on our operations or require us to relinquish rights to our product candidates or intellectual property.
If we raise additional funds by issuing equity securities, as we have in 2021, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, any securities that we may issue may have rights senior to those of our common stock and could contain covenants or protective rights that would lead to restrictions on our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If adequate funds are not available when we need them, we may need to:
•significantly delay, scale back or discontinue research and discovery efforts and the development or commercialization of any product candidates, or cease all operations;
•seek strategic alliances for R&D programs when we otherwise would not, at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•enter into product collaborations that would generally require us to relinquish, or license on potentially unfavorable terms, our rights to intellectual property, product candidates or products that we otherwise would develop or seek to commercialize ourselves, and we may not be able to enter into such agreements on acceptable terms, if at all.
Our ability to use net operating loss carryforwards to offset taxable income could be limited.
We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, including corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. Our net operating loss carryforwards generated in tax years ended on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and JOBS Act, or the 2017 Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, our federal net operating losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to deduct such federal net operating losses generated in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act.
In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if we experience an “ownership change,” generally defined as a greater than 50% change, by value, in equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. Due to our initial public offering, or IPO, and other shifts in our stock ownership, we have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal net operating loss carryforwards could be limited. State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California has imposed limits on the usability of California net operating loss carryforwards and certain tax credits to offset California taxable income or California tax liabilities in tax years beginning after 2019 and before 2023. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.
Risks Related to Our Dependence on Merck and Other Third Parties
We depend on our collaboration with Merck and may depend in the future on collaborations with additional third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.
As described in more detail under “Overview of Our Business – Merck Collaboration” in Part I, Item 2 of this Quarterly Report on Form 10-Q and elsewhere in this “Risk Factors” section, our continuing Merck collaboration involves a complex allocation of rights, provides for certain R&D funding and, for products for which Merck exercises its license option, if any, provides us with either milestone payments based on the achievement of specified clinical development, regulatory and commercial milestones and royalty-based revenue if certain product candidates are successfully commercialized or a cost and profit sharing arrangement with the possibility that we would provide sales representatives to co-detail the product candidates that Merck elects to advance in the United States. Under the Amended Collaboration Agreement, the research phase of the collaboration continues generally through March 2024, with possible extensions for each of the various programs to allow us or Merck to complete ongoing development. In addition, the level of research funding we expect to receive from Merck after March 2022 will be substantially lower on an annual and overall basis than the research funding provided by Merck prior to that date. In addition, we do not know whether Merck will exercise its option to license additional product candidates or whether Merck will terminate its license to a licensed program under the terms of the Amended Collaboration Agreement or otherwise. See also the risk factor titled “Our collaboration with Merck involves numerous risks, any of which could materially and adversely affect our business and financial condition” below.
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
•Collaborators might opt not to pursue development and commercialization of our product candidates or not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities. For example, in June 2021, we and Merck entered into the Amended Collaboration Agreement that covers a narrower scope than contemplated in the Original Agreement, which scope is focused primarily on ophthalmology- and CVM-related therapeutic areas. In addition, under the terms of the Amended Collaboration Agreement, it is possible for Merck to unilaterally terminate the MK-3655 program and any other program (whether or not we have exercised our cost and profit-sharing option) upon prior written notice, such as it did for NGM386 and NGM395, without triggering a termination of the remainder of the Amended Collaboration Agreement. Moreover, Merck might also opt not to designate any collaboration product candidates for further development during the tail period following the end of the research phase or exercise any of its options to acquire a license to a product candidate.
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

In addition to our dependence on our collaboration with Merck, we expect to depend on other collaborators, partners, licensees, contract research organizations, or CROs, clinical data management organizations, clinical investigators, contract manufacturing organizations/contract development and manufacturing organizations, or CMOs, and other third parties to support our discovery efforts, to formulate product candidates, to conduct our clinical trials and certain aspects of our research and preclinical studies, to manufacture clinical and commercial scale quantities of our drug substances and drug products and to market, sell and distribute any products we successfully develop and for which we obtain regulatory approval. Any problems we experience with any of these third parties could delay our research efforts or the development, commercialization and manufacturing of our products or product candidates, which could harm our results of operations. For more information, see the risk factor entitled “We are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products" below.
We cannot guarantee that we or, as applicable, any of our collaborators will be able to successfully negotiate agreements for, or maintain relationships with, our respective collaborators, partners, licensees, CROs, clinical data management organizations, clinical investigators, CMOs and other third parties on favorable terms, if at all. If we or any of our collaborators are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates, which will, in turn, adversely affect our business. If we or any of our collaborators need to enter into alternative arrangements, it would delay our product development activities and such alternative arrangements may not be available on terms acceptable to us.
We expect to continue to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, our reliance on these third parties for R&D activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. However, we cannot control the amount or timing of resources our collaborators will devote to our R&D programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated

protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. In addition, we base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf and, if their estimates are not accurate, it could negatively affect the accuracy of our financial statements.
Any agreements we have or may enter into with these third parties may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over contract interpretation, rights to ownership or use of intellectual property, the scope and direction of R&D, the approach for regulatory approvals or commercialization strategy. We are conducting research programs in a range of therapeutic areas, and our pursuit of these opportunities could result in conflicts with the other parties to these agreements that may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights, result in increased financial obligations for us or result in costly litigation.
In addition, we are less knowledgeable about the reputation and quality of third-party contractors in countries outside of the United States where we conduct discovery research or preclinical and clinical development and manufacturing of our product candidates and, therefore, we may not choose the best parties for these relationships.
We may seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our research, development and commercialization plans.
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
We also may be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, under the current terms of our Amended Collaboration Agreement with Merck, we may not directly or indirectly research, develop, manufacture or commercialize, except pursuant to the Amended Collaboration Agreement, any medicine or product candidate that modulates a target then subject to the collaboration with specified activity, including, if Merck exercises its option to license a program, we may not directly or indirectly research, develop, manufacture or commercialize any product with specified activity against the target that is the subject of that program for so long as Merck’s license to that program remains in effect. The FGF19 program, including aldafermin, is excluded from this provision, notwithstanding that both aldafermin and MK-3655 signal, in part, through the FGFR1c pathway. In addition, under the Amended Collaboration Agreement, we are prohibited from, directly or indirectly, researching, developing or commercializing any product for the treatment of heart failure with preserved ejection fraction (HFpEF) during the research phase for the CVM-related programs.
We may not be able to negotiate potential future collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to delay, scale back or discontinue our research, the development of any product candidate for which we are seeking a collaboration or one or more of our other development programs, delay a product candidate's potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense.
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
In particular, we or our partners may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. For example, there is significant competition for recruiting patients with NASH in clinical trials. In addition, clinical trial enrollment generally continues to be negatively affected by the effects of the COVID-19 pandemic as a result of delays in additional clinical trial site initiation, suspension of enrollment at clinical trial sites or patient reluctance to participate in a clinical trial during quarantines or shelter-in-place orders or otherwise, particularly in medically vulnerable patient populations. This has impacted site initiation and enrollment in our ongoing Phase 2b ALPINE 4 clinical trial of aldafermin in patients with compensated NASH cirrhosis (F4 liver fibrosis), which has been slower than expected, and in our trial of NGM120, including the Phase 2 portion of our ongoing Phase 1/2 PINNACLES clinical trial of NGM120, which is studying NGM120 in combination with gemcitabine and Nab-paclitaxel as first-line treatment in patients with metastatic pancreatic cancer to assess NGM120’s effect on both cancer and cancer-related cachexia. In particular, due to the fact that enrollment in our ALPINE 4 trial has been slower than expected, we are considering enrolling fewer patients than originally anticipated and potentially changing the study's primary endpoint in order to be able to complete enrollment in the trial in the first quarter of 2022. If the evolving effects of the COVID-19 pandemic persist or become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
In addition, recently, the manufacturer of Abraxane® (paclitaxel protein bound), or Abraxane, reported a shortage of Abraxane to the FDA due to manufacturing delays. Abraxane, also referred to as Nab-paclitaxel, is required for treatment of patients in our NGM120 PINNACLES trial, and it is possible that if our clinical trial sites are unable to obtain Nab-paclitaxel in a timely fashion, or at all, that enrollment in the PINNACLES trial could substantially be delayed or precluded altogether.

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
Our product candidates are in various stages of development and our most advanced product candidates are still only in Phase 2 development. Before obtaining marketing approval from health authorities for the sale of our product candidates, we or our collaborators must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Preclinical studies and clinical trials are expensive, take several years to complete and may not yield results that support further clinical development or product approvals. In addition, there is a high failure rate for drugs and biologic products proceeding through clinical trials and failure can occur at any stage of testing. For example, in May 2021, we announced that our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with NASH and F2 or F3 liver fibrosis did not meet its primary endpoint and that we decided to shift resources that had previously been reserved for a Phase 3 F2/F3 NASH development program toward advancing our other programs. While we are continuing enrollment in the Phase 2b ALPINE 4 clinical trial of aldafermin in patients with compensated NASH cirrhosis (F4 liver fibrosis), we are considering enrolling fewer patients than originally anticipated and potentially changing the study's primary endpoint in order to be able to complete enrollment in the trial in the first quarter of 2022, and we may determine to discontinue any further development of aldafermin, in which case, we will not receive any return on our investment in aldafermin. In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In any event, it is impossible to predict when or if any of our product candidates will prove safe and effective in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, our product candidates might not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways.
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
Aldafermin, which is wholly-owned by us, as well as MK-3655, which is being developed by our collaborator, Merck, are being developed for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing, cost and potential success of their clinical development and regulatory approval for the treatment of NASH.
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
To date, the data supporting our drug discovery and development programs are derived from laboratory and preclinical studies and earlier-stage clinical trials. Success in preclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of our product candidates. In this regard, despite the results reported in our Phase 1 and 2 clinical trials for aldafermin, in Phase 1 clinical trials for MK-3655, NGM621 and NGM120 and in preclinical studies for our other product candidates, including three of our oncology product candidates, NGM707, NGM831 and NGM438, future clinical trials in humans may show that one or more of our product candidates are not safe and effective, in which event we may need to abandon development of such product candidates. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier-stage clinical trials. Similarly, preliminary data and interim results from clinical trials may not be predictive of final results. For example, in spite of the results we had obtained in our Phase 1 trials of aldafermin and in our completed Phase 2 trial, including the data from the fourth and final 24-week expansion cohort of that trial in patients with NASH with fibrosis stage F2 or F3, in May 2021, we announced that our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with NASH and F2 or F3 liver fibrosis did not meet its primary endpoint. In addition, some of our clinical trials involve small patient populations, sometimes at single sites, and the results of these clinical trials may be subject to substantial variability and may not be indicative of either future interim results or final results.
We may not successfully identify new product candidates to expand our development pipeline.
The success of our business depends primarily upon our ability to identify and validate new therapeutic candidates, and to identify, develop and commercialize protein and antibody therapeutics. Research programs to identify new product candidates require substantial technical, financial and human resources, and our research methodology may not successfully identify medically-relevant protein or antibody therapeutics or new product candidates. In addition, our drug discovery efforts tend to identify and select novel, untested proteins in the particular disease indication we are pursuing, which we may fail to validate after further research work. Moreover, our research efforts may initially show promise in discovering potential new protein and antibody therapeutics yet fail to yield product candidates for clinical development for multiple reasons. For example, potential product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal drug profiles or other characteristics suggesting that they are unlikely to be commercially viable products. Our inability to successfully identify new product candidates to advance into clinical trials could have a material adverse effect on our business, operating results and prospects.

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
Our product candidates are biologics, and the manufacture of biologic products is complex, highly regulated and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. As a result, the manufacture of our product candidates is subject to many risks, including the following, some of which we have experienced to date:
•product loss or other negative consequences due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, shortages of qualified personnel or improper storage conditions;
•difficulties with production costs and yields, quality control, product stability and quality assurance testing, including challenges related to bioanalytical method development and the qualification and implementation of those methods for release testing, which can delay availability of clinical trial materials;
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
We cannot ensure that issues relating to the manufacture or testing of our product candidates, such as those described above, will not occur, or continue to occur, in the future.
In addition, to date our product candidates have been manufactured by CMOs solely for preclinical studies and relatively small clinical trials. We intend to continue to use CMOs for these purposes, and also for the supply of larger quantities that may be required to conduct accelerated or expanded early clinical trials or larger, later clinical trials and for commercialization if we advance any of our product candidates through regulatory approval and to commercialization. In addition, for MK-3655 and any other product candidates licensed by Merck, we will rely on Merck’s internal manufacturing capacity or a third-party manufacturer engaged by Merck. These manufacturers may not have sufficient manufacturing capacity and may not be able to scale up the production of drug substance or drug product in the quantities we need and at the level of quality required in a timely or effective manner, or at all. In particular, there is increased competition in the biotechnology industry for CMO manufacturing slots and other capabilities generally, which has had, and may continue to have, a negative impact on the availability of manufacturing capacity and therefore our ability to supply clinical trial materials for planned, ongoing or expanded clinical trials.
The transfer of our small-scale manufacturing processes to CMOs for scale up and validation, such as our ongoing activities with a CMO to transfer the process for the manufacture of NGM621 in anticipation of a potential Phase 3 trial, and any later scale up and validation of the manufacturing process in the CMOs' facilities to manufacture larger quantities, involve difficult and complex processes. We may not be successful in transferring our production system to a CMO, either because they are unable to implement the process successfully in their facilities or for other reasons. Later scale-up activities are also difficult and costly and entail risks such as process reproducibility, stability, consistency and other technical challenges. If we are unable to adequately validate or scale up the manufacturing processes for our product candidates, we would need to undertake a transfer to another third party and repeat the manufacturing validation process, which can be expensive and time-consuming and could delay the initiation or completion of our clinical trials.
Similarly, at various points in development we or our CMOs may make changes to our product candidates' manufacturing processes for many reasons, including scaling up, facility fit, raw material or component availability, decreasing costs or timing of production, improving processing robustness and reliability, decreasing processing times or other reasons. Such changes require further validation and may have unintended consequences, which could include causing our product candidates to perform differently when administered in clinical trials and affecting clinical trial results. In some circumstances, we may be required to perform comparability or other studies to demonstrate that the product used in earlier clinical trials or at earlier stages of a trial are comparable to the product we intend to us in later trials or later stages of an ongoing trial. These efforts are expensive and there is no assurance that they will be successful, which could impact our ability to continue or initiate clinical trials in a timely manner, or at all.
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
We also have a single source of supply for most of our product candidates, including the drug substances used in manufacturing them. Single sourcing minimizes our leverage with our CMOs, who may take advantage of our reliance on them to increase the pricing of their manufacturing services. Single sourcing also imposes a risk of interruption or delays in supply in the event of manufacturing, quality or compliance difficulties and/or other difficulties in timely supplying us with materials. For example, while we continue to expect to commence first-in-human testing of NGM438 and NGM831 in the first half of 2022, our planned IND submissions for NGM438 and NGM831 have been delayed due to challenges at our CMO, primarily related to analytical method qualification and release testing for those product candidates. It is possible that we could experience further supply-related delays that would adversely affect our ability to commence first-in-human testing of NGM438 and NGM831 on the anticipated timing. Moreover, we do not currently have arrangements in place for redundant supply for bulk drug substances or drug product. If one of our suppliers fails or refuses to supply us for any reason or we otherwise choose to engage a new supplier for one or more of our product candidates, including a second source supplier to mitigate the risks of single-source supply, it would take a significant amount of time and cost to implement and execute the necessary technology transfer to, and qualification of, a new supplier. The FDA or comparable foreign health authority must approve manufacturers of drug substance and drug product. If there are any delays in qualifying new suppliers or facilities or a new supplier is unable to meet the requirements of the FDA or comparable foreign health authority for approval, there could be a shortage of drug substance or drug product for use in clinical trials with respect to the affected product candidates.
Our product candidates use certain raw materials for their manufacture, such as reagents that support cell growth, purification materials and testing supplies. Some of these materials only have a single supplier and are purchased as necessary without a long-term supply agreement in place. In addition, our drug products may require the use of syringe or other components, some of which have been the subject of shortages amplified by the COVID-19 pandemic due to their use in, among other things, COVID-19 vaccine production. Any significant delay in the acquisition or decrease in the availability of these materials, components or other items could considerably delay the manufacture of our product candidates or the conduct of our clinical trials, which could adversely impact the timing or completion of any ongoing and planned trials or the timing of regulatory approvals, if any, of our product candidates.
In addition, the operations of our CMOs may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise. As an example, in 2020, the Defense Production Act was invoked pursuant to which the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to treat COVID-19 patients or to produce or distribute vaccines, which could require our third-party manufacturers to allocate manufacturing capacity or raw materials or components in a way that delays or interrupts our supply of clinical trial material. For example, our aldafermin drug product CMO advised us that it could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines. If any of our CMOs or raw materials or components suppliers become subject to acts or orders of U.S. or foreign government entities to allocate or prioritize manufacturing capacity, raw materials or components for the manufacture or distribution of COVID-19 vaccines or medical supplies needed to treat COVID-19 patients, this could also delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.
Any further delays or interruptions in the supply of clinical trial material could delay the completion or initiation of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense, terminate ongoing clinical trials or abandon planned clinical trials or expansions or accelerations of clinical trials completely.
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
In clinical trials of aldafermin to date, a number of serious adverse events, or SAEs, most of which have been classified as mild to moderate, have been reported in the treatment arms of our completed Phase 1 and Phase 2 clinical trials, including one patient in Cohort 1 of our Phase 2 clinical trial who experienced an SAE, acute pancreatitis, that was assessed as possibly related to aldafermin. Patients have also experienced, and we have reported, SAEs in our completed trials of MK-3655, NGM621 and NGM120. Ocular SAEs reported in our ongoing Phase 2 CATALINA trial of NGM621, which remains masked to treatment assignment, include retinal detachment in the non-study eye, development of choroidal neovascularization in the study and non-study eye, visual worsening due to arterial occlusive disease in the study eye and worsening of vision due to GA worsening in the study and non-study eye. We expect that patients in our clinical trials, including those that are sham- or placebo-controlled with some patients not receiving study drug, will continue to experience adverse events and SAEs and we will continue to monitor those SAEs for any signals of concern regarding the safety and tolerability of our product candidates. If patients in any of our clinical trials experience a high or unacceptable severity and prevalence of side effects, including particularly SAEs, it could affect patient recruitment or the ability of enrolled patients to complete their treatment in a clinical trial or result in failure to obtain regulatory approval for our product candidates or product liability claims.
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
We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development and potential commercialization. We may make incorrect determinations in allocating resources among these product candidates. Our decisions to allocate our R&D, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs, such as our decision to suspend development activities related to multiple metabolic disease product candidates to concentrate our resources elsewhere, also may be incorrect and could cause us to miss valuable opportunities.
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
We must attract and retain highly skilled employees in order to succeed. If we are not able to retain our current senior management team, especially our Chief Scientific Officer, Dr. Jin-Long Chen, or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. An important element of our strategy is to take advantage of the R&D expertise of our current management. The loss of any one of our executive officers, including, in particular, Dr. Jin-Long Chen, our Chief Scientific Officer, could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.
There is intense competition for qualified personnel, including management, in the technical fields in which we operate, particularly in the oncology field, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and future commercialization, if any, of our product candidates. In particular, the hiring environment in the San Francisco Bay Area, where we are headquartered, is extremely competitive. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. During the ongoing COVID-19 pandemic, we have experienced employee attrition at rates higher than we have experienced historically, which may continue and could have a negative impact on our productivity. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

We may encounter difficulties in managing our growth, which could adversely affect our operations.
Over the past few years, we have significantly increased our headcount and advanced our pipeline and the complexity of our operations, which has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we seek to maintain our growth and seek to obtain and manage relationships with third parties. Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, remote work policies, reporting systems and operational, financial and management controls, particularly in light of the evolving effects of the COVID-19 pandemic. We also may not be able to expand or identify sufficiently-sized facilities to accommodate our growth, particularly given our location in South San Francisco, California and the current high demand for, and restricted supply of, R&D facilities in this market. We may not be able to implement administrative and operational improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may slow our growth or give rise to inefficiencies that would increase our losses.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical and biotechnology companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that are targeted by our most advanced product candidates, particularly in the oncology field. It is probable that the number of companies seeking to develop products and therapies for the treatment of liver and metabolic diseases, retinal diseases and cancer will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products or for other products that would compete with our product candidates. Many of our competitors have established distribution channels and commercial infrastructure to support the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
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
Although we believe there are no FDA-approved therapies that specifically target the signaling pathways that our current product candidates are designed to modulate or inhibit, there are numerous currently approved therapies for treating the same diseases or indications (other than NASH) for which our product candidates may be useful and many of these currently approved therapies act through mechanisms similar to our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products, including branded generic products. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development. For more information regarding the competition that our most advanced product candidates face, or may face, see the discussion of specific competition for each product candidate in “Business—Key Therapeutic Areas and Pipeline Programs” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021.

In addition, Apellis Pharmaceuticals, Inc., or Apellis, recently presented top-line results from two Phase 3 clinical trials of its product candidate, pegcetacoplan, in patients with geographic atrophy secondary to age-related macular degeneration. One trial met the primary endpoint of significantly reducing geographic atrophy progression at a one-year time point in the pegcetacoplan arm versus the sham arm, while the other trial did not meet its primary endpoint. Apellis reported that it plans to submit a new drug application for pegcetacoplan for geographic atrophy to the FDA in the first half of 2022. If Apellis obtains regulatory approval of pegcetacoplan, even if we obtain regulatory approval of NGM621, we may not be able to compete effectively against pegcetacoplan which may adversely affect our future revenues and business prospects.
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
Even if we commercialize any of our product candidates, alone or with our partners, these products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States and abroad, which could harm our business.
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
While Congress has not passed comprehensive legislation repealing the ACA, it has introduced legislation to modify certain provisions and will likely consider other legislation to modify or replace additional elements of the ACA. It is unclear how these efforts to repeal and replace the ACA, or other appeals, will impact the ACA and our business. For example, the 2017 Tax Act repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage that is commonly referred to as the “individual mandate.” In December 2019, a U.S. District Court upheld a ruling that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA remains in effect in its current form, although it may be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the administration of President Biden will impact the ACA or our business.

There has also been increasing executive, legislative and enforcement interest in the United States with respect to drug pricing practices. There have been U.S. congressional inquiries, presidential executive orders and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in an executive order, the administration of President Biden expressed its intent to pursue certain policy initiatives to reduce drug prices and in response, the United States Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to lower drug prices. We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
Our facilities have experienced electrical blackouts as a result of a shortage of available electrical power. Future blackouts, which may be implemented by the local electricity provider in the face of high winds and dry conditions, could disrupt our operations. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a comprehensive recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. In addition, the sole supplier of clinical drug substance for NGM120, NGM621, NGM707, NGM831 and NGM438 is located in a region that has experienced political unrest. If our operations or the operations of third parties providing services to us experiences are disrupted by any such occurrences, our business and future prospects may be negatively affected.
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
Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. Following guidance from federal, state and local authorities, we operated with a primarily remote work model from March 2020 through October 2021, under which employees working on site were mostly individuals conducting essential in-person laboratory work and other business functions considered essential under COVID-19 regulations and guidance, while others worked remotely. In October 2021, we allowed additional employees to return to on-site work. Although we have re-opened our facilities under heightened safety measures, we may be forced to, or determine that we should, resume a more restrictive remote work model. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we have made and may make in the future with respect to our onsite operations.
Further, the effects of current and future governmental shelter-in-place orders and our remote work policies may materially and adversely impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, since we first transitioned to a primarily remote work model in March 2020 and to date in 2021, we have experienced employee attrition at rates higher than we have experienced historically and an increased rate of hiring new employees. We cannot predict whether these trends will continue or be exacerbated, the impact on future productivity or whether or when we may be required to return to a more restrictive work model as the COVID-19 pandemic evolves. Future similar, and perhaps more severe, disruptions in our operations could materially and adversely impact our business, financial condition, results of operations and growth prospects.
As the COVID-19 pandemic continues to evolve, there may be additional negative impacts on our ability to initiate new clinical trial sites, maintain enrollment of existing patients and enroll new patients, which may affect timelines in the future. Our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also continue to prohibit or discourage patients from enrolling in, or continuing to participate in, our clinical trials. Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID-19 and if their health is impacted by COVID-19 it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials, many of whom are particularly vulnerable, may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to concerns about traveling to sites for required screening and clinical trial visits and procedures. In this regard, we have experienced, from time to time, a slower pace of clinical site initiation and clinical trial enrollment than originally anticipated in certain of our clinical trials, including the ALPINE 4, CATALINA and NGM120 trials, and we experienced a higher dropout rate in our ALPINE 2/3 trial than we had anticipated based on our previous trials in patients with NASH. In particular, enrollment in our ALPINE 4 trial has been slower than expected, and we are considering enrolling fewer patients than originally anticipated and potentially changing the study's primary endpoint in order to be able to complete enrollment in the trial in the first quarter of 2022. We believe the slower enrollment may be due to factors such as the vulnerability of our studied patient populations, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors.
Enrolled patients may also be unable to comply with clinical trial protocols if quarantines, shelter-in-place and similar restrictions continue to impede patient movement or interrupt healthcare services. Accordingly, we have developed and implemented additional clinical study policies and procedures designed to help protect trial participants from exposure to COVID-19 as a result of their trial participation, which include the use of telemedicine visits, remote monitoring of patients and clinical trial sites and other measures, as appropriate, designed to ensure that data from clinical trials that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with current Good Clinical Practices, or cGCPs, with any material protocol deviation reviewed and approved by the clinical trial site IRB. If any of the foregoing efforts to mitigate the impact of the COVID-19 pandemic are not successful, or if the effects of the COVID-19 pandemic persist or become more severe, it could materially and adversely affect our clinical development timelines and our ability to obtain regulatory approvals of our product candidates and could significantly increase our costs.
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
Quarantines, shelter-in-place and similar government orders and guidelines could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain and delay our clinical development efforts. Likewise, the operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise. Refer the risk factor titled “We are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.” In any event, if the effects of the COVID-19 pandemic persist or become more severe or more acutely impact geographies with particular relevance to our business, we could experience significant disruptions to our current and potential future clinical development timelines, impacts on our ability to obtain regulatory approvals of our product candidates and increases in our costs, all or any of which would adversely affect our business, financial condition, results of operations and growth prospects.
While the potential economic impact caused by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us. In addition, the current recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. We also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Amended Collaboration Agreement.
While we expect the COVID-19 pandemic to continue to affect our business operations, the extent of the impact on our clinical development and regulatory efforts, our ability to raise sufficient additional capital on acceptable terms, if at all, the decisions of Merck and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include the continued spread of the Delta variant in the United States and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration and severity of the COVID-19 pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the United States and in other countries, business closures or business disruptions, and the effectiveness of vaccination programs and other actions taken globally to contain and treat COVID-19. To the extent the evolving effects of the COVID-19 pandemic adversely affects our business and results of operations, it also may have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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
As a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce remain on a full- or part-time basis in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of proprietary or confidential information, any of which could have a material adverse effect on our business.
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
We are subject to rapidly changing and increasingly stringent foreign and domestic laws and regulations relating to privacy, data protection and information security. The restrictions imposed by these requirements or our failure to comply with them could harm our business.
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
European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and

most other countries unless the receiving country offers comparable data protection laws. Decisions by the Court of Justice of the European Union, or CJEU, indicate that the United States does not offer adequate data protection that is comparable to the GDPR; however, one of the primary safeguards allowing United States companies to continue to import personal information from the EU has been the European Commission’s Standard Contractual Clauses, or SCCs. SCCs are standard contractual obligations that may be entered between a party exporting personal information from the EU and a party receiving the personal information in a third country. The CJEU adopted a decision in July 2020 validating that the SCCs can lawfully be used for personal information transfers from the EU to the United States, provided that the party exporting personal information from the EU conduct an analysis of the level of data protection available and take additional steps to guarantee adequate data protection, if needed. If adequate data protection cannot be guaranteed, EU citizens may complain to the data protection authorities, which may require data transfer under the contract to be suspended. On June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the new SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. The new SCCs may increase the legal risks and liabilities under European privacy, data protection and information security laws.
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
Privacy and data security laws in the United States are increasingly complex and changing rapidly. Just over a month after the GDPR took effect, the California legislature passed the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents certain rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, opt-out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the states and in United States Congress, reflecting a trend toward more stringent privacy legislation in the United States. A patchwork of differing state privacy and data security laws would increase the cost and complexity of operating our business and increase our exposure to liability. The CCPA itself will expand substantially as a result of California voters approving a November 2020 ballot measure that adopted the California Privacy Rights Act of 2020, which becomes fully effective on January 1, 2023, and will, among other things, create a new administrative agency to implement and enforce California’s privacy laws. While certain clinical trials activities are exempt from the CCPA’s requirements, other personal information that we handle may be subject to the CCPA and similar laws, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.
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
Even if we receive regulatory approval for any of our product candidates, we will have tested them in only a small number of patients during our clinical trials. If an application for marketing is approved for any of our product candidates and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, health authorities may revoke their approvals. If aldafermin is approved by the FDA based on a surrogate endpoint pursuant to accelerated approval regulations (Subpart E regulations), we will be required to conduct additional clinical trials establishing clinical benefit on the ultimate outcome of NASH. Additionally, we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities for our product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.
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
We own one issued United States patent that covers our NGM621 product candidate and the product is disclosed and claimed in other pending U.S. non-provisional and/or national stage applications in particular foreign countries. We do not currently own or have a license to any issued patents that cover our NGM707, NGM831 and NGM438 product candidates, although these product candidates are disclosed and claimed in our pending U.S. non-provisional and international applications. The patent landscape surrounding all of our product candidates is crowded, and there can be no assurance that we will be able to secure patent protection that would adequately cover such product candidates, nor can there be any assurance that we would obtain sufficiently broad claims to be able to prevent others from selling competing products.
Any changes we make to our product candidates to cause them to have what we view as more advantageous properties may not be covered by our existing patents and patent applications, and we may be required to file new patent applications and/or seek other forms of protection for any such altered product candidates. The patent landscape surrounding the technology underlying our product candidates is crowded, and there can be no assurance that we would be able to secure patent protection that would adequately cover an alternative to aldafermin, NGM621, NGM120, NGM707, NGM831 and NGM438 or any of our other product candidates.

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
We are currently an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, the JOBS Act, though we will no longer be an emerging growth company as of December 31, 2021. While we remain an emerging growth company, we have taken and may continue to take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:
•the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;
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

Because our independent registered public accounting firm has not been required to provide an attestation report on the effectiveness of our internal control over financial reporting, the risk that material weaknesses or significant deficiencies in our internal control over financial reporting may go or have gone undetected may be increased. Likewise, our election not to provide certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, may have made it or may make it more difficult for investors and securities analysts to evaluate our company.
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
During the three months ended September 30, 2021, the average daily trading volume for our common stock on The Nasdaq Global Select Market was only 357,598 shares and, during the three months ended December 31, 2020, was 175,778 shares. As a result, sales of a substantial number of shares of our common stock in the public market, including pursuant to the Sales Agreement or by any of our large stockholders, or even the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, as a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Specifically, in order to comply with the requirements of being a public company, we need to undertake various actions, including maintaining effective internal controls and procedures. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In addition, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and to allow our independent registered public accounting firm to issue an attestation report on the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2021. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit staff, and we have hired and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
Our ability to successfully implement our business plan and comply with Section 404 of the Sarbanes-Oxley Act requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, including those related to the fact that we will no longer be an emerging growth company as of December 31, 2021, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an attestation report from our independent registered public accounting firm as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on the price for our common stock, and could adversely affect our ability to access the capital markets.
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

+    Filed herewith.
*    The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Securities Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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