Form 10-Q
period 2022-03-31
NGM BIOPHARMACEUTICALS INC
filed 2022-05-05
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(Address of principal executive offices including zip code)
(650) 243-5555
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	NGM	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2022, the registrant had 79,257,148 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021*
Assets
Current assets:
Cash and cash equivalents	$109,872	$151,795
Short-term marketable securities	219,960	214,458
Related party receivable from collaboration	103	4,945
Prepaid expenses and other current assets	7,687	8,082
Total current assets	337,622	379,280
Property and equipment, net	9,436	10,071
Operating lease right-of-use asset	3,570	4,045
Restricted cash	1,499	1,499
Other non-current assets	7,646	7,492
Total assets	$359,773	$402,387
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,815	$5,246
Accrued liabilities	29,478	33,258
Operating lease liability, current	5,153	5,077
Contract liabilities	5,117	17,774
Total current liabilities	44,563	61,355
Operating lease liability, non-current	4,073	5,385
Total liabilities	48,636	66,740
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 78,087 and 77,962 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	78	78
Additional paid-in capital	763,152	754,664
Accumulated other comprehensive loss	(677)	(129)
Accumulated deficit	(451,416)	(418,966)
Total stockholders' equity	311,137	335,647
Total liabilities and stockholders' equity	$359,773	$402,387
See accompanying notes to these unaudited condensed consolidated financial statements.
*The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Related party revenue	$20,948	$21,575
Operating expenses:
Research and development	42,806	40,699
General and administrative	10,723	8,721
Total operating expenses	53,529	49,420
Loss from operations	(32,581)	(27,845)
Interest income, net	176	114
Other (expense) income, net	(45)	187
Net loss	$(32,450)	$(27,544)
Net loss per share, basic and diluted	$(0.42)	$(0.36)
Weighted average shares used to compute net loss per share, basic and diluted	78,023	76,034
See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(32,450)	$(27,544)
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale marketable securities	(548)	(22)
Total comprehensive loss	$(32,998)	$(27,566)
See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	77,962	$78	$754,664	$(129)	$(418,966)	$335,647
Issuance of common stock upon exercise of stock options	125	—	668	—	—	668
Stock-based compensation expense	—	—	7,820	—	—	7,820
Comprehensive loss	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	(32,450)	(32,450)
Balance at March 31, 2022	78,087	$78	$763,152	$(677)	$(451,416)	$311,137

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	70,583	$71	$578,599	$4	$(298,631)	$280,043
Issuance of common stock under offering, net of issuance costs	5,324	5	134,565			134,570
Issuance of common stock upon exercise of stock options	1,001	1	5,906	—	—	5,907
Vesting of common stock from early exercises	5	—	41	—	—	41
Stock-based compensation expense	—	—	6,582	—	—	6,582
Comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(27,544)	(27,544)
Balance at March 31, 2021	76,913	$77	$725,693	$(18)	$(326,175)	$399,577

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(32,450)	$(27,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,820	6,582
Depreciation	1,427	1,554
Amortization of premium on marketable securities	518	570
Non-cash lease expense	475	441
Other non-cash expenses	460	(315)
Changes in operating assets and liabilities:
Related party receivable from collaboration	4,842	8
Related party contract asset	—	1,500
Prepaid expenses and other assets	241	(1,299)
Accounts payable	(431)	(2,128)
Accrued and other liabilities	(4,747)	(427)
Operating lease liability	(1,236)	(1,167)
Contract liabilities	(12,657)	—
Net cash used in operating activities	(35,738)	(22,225)
Investing activities
Purchase of marketable securities	(86,904)	(144,996)
Proceeds from maturities of marketable securities	80,336	28,000
Purchases of property and equipment	(285)	(160)
Net cash used in investing activities	(6,853)	(117,156)
Financing activities
Proceeds from follow on offering, net	—	134,570
Proceeds from exercise of stock options	668	5,907
Net cash provided by financing activities	668	140,477
Net (decrease) increase in cash and cash equivalents	(41,923)	1,096
Cash, cash equivalents and restricted cash, at beginning of period	153,294	148,516
Cash, cash equivalents and restricted cash, at end of period	$111,371	$149,612

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases accrued and not yet paid	$436	$637
Right of use asset acquired under operating lease on the adoption of ASC 842	$—	$5,855
Vesting of common stock from early exercises	$—	$41
See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary, NGM Biopharmaceuticals Australia Pty Ltd., collectively referred to as the Company, is focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying cancer, retinal diseases and liver and metabolic diseases. The Company’s robust portfolio of product candidates range from early discovery to Phase 2b development and include NGM707, NGM831, NGM438, NGM120, NGM621, aldafermin and MK-3655 in active development. The Company has additional programs that are in various stages of development ranging from functional validation to preclinical development.
The Company was incorporated in Delaware in December 2007 and commenced operations in 2008. The Company's headquarters are located at 333 Oyster Point Blvd., South San Francisco, California 94080.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and Regulation S-X for interim consolidated financial information. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission, or SEC, on March 1, 2022. These unaudited condensed consolidated financial statements reflect all adjustments that management believes are necessary for a fair presentation of the periods presented. All such adjustments are of a normal recurring nature and are not necessarily indicative of results expected for the full fiscal year ending December 31, 2022 or for any subsequent interim period.
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
Sources and Uses of Liquidity
Since inception, the Company has incurred net losses and negative cash flow from operations. Net losses were $32.5 million and $27.5 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had an accumulated deficit of $451.4 million. The Company expects its accumulated deficit will increase significantly over time and does not expect to experience positive cash flows from operations in the near future.
As of March 31, 2022, the Company had $329.8 million of cash, cash equivalents and short-term marketable securities. In June 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales

Agreement, with Jefferies LLC. As of March 31, 2022, $127.2 million of the Company's common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
The Company believes its existing cash, cash equivalents and short-term marketable securities will be sufficient to fund its operations for a period of at least one year from the date of filing of this Quarterly Report on Form 10-Q.
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
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by investing in highly rated money market funds and placing its cash with a bank it believes is highly creditworthy in amounts that may at times exceed federally insured limits. As of March 31, 2022 and December 31, 2021, cash and cash equivalents consisted of bank deposits and investments in money market funds.
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
The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of March 31, 2022, the Company did not record any impairment related to other-than-temporary declines in the fair value of securities.
Restricted Cash
The Company’s restricted cash balance represents collateral required under the Company’s facility lease agreement and is classified as a non-current asset on the condensed consolidated balance sheets, as the collateral will not be returned to the Company within twelve months from the date of these condensed consolidated financial statements.
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
Related party receivables from collaborations are typically unsecured. Accordingly, the Company may be exposed to credit risk generally associated with its current amended and restated research collaboration, product development and license agreement, or the Amended Collaboration Agreement, with Merck Sharp & Dohme LLC (formerly Merck Sharp & Dohme Corp.), or Merck, and any future collaboration agreements with other collaboration partners. To date, the Company has not experienced any losses related to these receivables.
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
Merck accounted for 100% of the Company’s revenue for the three months ended March 31, 2022 and 2021.
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
Leases
Effective December 31, 2021, the Company was no longer an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended, and as a result, the Company was required to adopt Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), referred to as ASC 842, for the fiscal year beginning January 1, 2021 using a modified-retrospective approach under which the Company recognized and measured leases existing at, or entered into after, January 1, 2021. Accordingly, the Company's condensed consolidated financial statements and information for the periods ended March 31, 2021 have been restated to conform to the new standard.
Under ASC 842, the Company determines if an arrangement is a lease at inception. Lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are measured at the lease commencement date as the present value of future minimum lease payments over the term of the lease. Lease assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. In measuring the present value of the future minimum lease payments, the Company generally uses its incremental borrowing rate. The lease term is the noncancellable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. Leases with terms of 12 months or less are not recorded on the Company's balance sheet. Lease expense is recognized on a straight-line basis over the lease terms, or in some cases, the useful life of the underlying asset. The Company accounts for the lease and non-lease components as a single lease component. The Company’s lease agreement for its laboratory and office facilities is classified as an operating lease.

The following table summarizes the effects of adopting ASC 842 on the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2021
	Previously Reported	ASC 842 Adjustment	As Adjusted
Operating activities
Noncash lease expense	$—	$441	$441
Changes in operating assets and liabilities:
Deferred rent	(726)	726	—
Operating lease liability	—	(1,167)	(1,167)
Net cash used in operating activities	$(22,225)	$—	$(22,225)
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of March 31, 2022 and December 31, 2021, no revision to the remaining useful lives or write-down of long-lived assets was required.
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

Net loss per share was computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(32,450)	$(27,544)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	78,023	76,034
Net loss per share—basic and diluted	$(0.42)	$(0.36)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	13,240	11,301
Shares committed under ESPP	390	292
Total	13,630	11,593
Segment and Geographical Information
The Company operates in one business segment. Substantially all of the Company’s long-lived assets, primarily comprised of property and equipment, are based in the United States. For the three months ended March 31, 2022 and 2021, the Company’s revenues were entirely within the United States based upon the location of the Company and Merck.
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
3. Fair Value Measurements
Cash equivalents and marketable securities are classified as available-for-sale securities and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of March 31, 2022
U.S. treasury securities	$168,668	$3	$(662)	$168,009
Money market funds	105,292	—	—	105,292
Commercial paper	44,373	—	—	44,373
Corporate and agency bonds	7,596	—	(18)	7,578
Totals	$325,929	$3	$(680)	$325,252
Classified as:
Cash and cash equivalents				$105,292
Short-term marketable securities (amortized cost of $220,637)				219,960
Total				$325,252

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2021
U.S. treasury securities	$141,093	$—	$(116)	$140,977
Money market funds	129,763	—	—	129,763
Corporate and agency bonds	64,997	7	(20)	64,984
Commercial paper	8,497	—	—	$8,497
Totals	$344,350	$7	$(136)	$344,221
Classified as:
Cash and cash equivalents				$129,763
Short-term marketable securities (amortized cost of $214,587)				214,458
Total				$344,221
Cash and cash equivalents in the table above excludes cash on deposit with banks of $4.6 million and $22.0 million as of March 31, 2022 and December 31, 2021, respectively.
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
As of March 31, 2022 and December 31, 2021, all of the Company’s marketable securities had remaining contractual maturities of less than one year. As of March 31, 2022, the Company had 14 marketable securities in an unrealized loss position compared to 21 marketable securities in an unrealized loss position as of December 31, 2021. Marketable securities that had been in unrealized loss positions as of March 31, 2022 and December 31, 2021 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell marketable securities that are in an unrealized loss position and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by major security type, our available-for-sale securities that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements
As of March 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$168,009	$—	$—	$168,009
Money market funds	105,292	—	—	105,292
Commercial paper	—	44,373	—	44,373
Corporate and agency bonds	—	7,578	—	7,578
Totals	$273,301	$51,951	$—	$325,252

	Fair Value Measurements
As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$140,977	$—	$—	$140,977
Money market funds	129,763	—	—	129,763
Corporate and agency bonds	—	64,984	—	64,984
Commercial paper	—	8,497	—	8,497
Totals	$270,740	$73,481	$—	$344,221

The carrying amounts of cash and cash equivalents, the related party receivable and other current assets and liabilities approximate their respective fair values due to their short-term nature.
The Company estimates the fair values of investments in commercial paper and corporate and agency bond securities using Level 2 inputs by taking into consideration valuations obtained from third-party pricing services.
There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2022 and year ended December 31, 2021.
4. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$109,872	$148,113
Restricted cash	1,499	1,499
Total cash, cash equivalents and restricted cash	$111,371	$149,612
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$25,880	$25,880
Laboratory equipment and office furniture	22,227	21,916
Computer equipment	1,253	1,225
Construction-in-progress	399	18
Total property and equipment, gross	49,759	49,039
Less: accumulated depreciation and amortization	(40,323)	(38,968)
Total property and equipment, net	$9,436	$10,071
Depreciation expense was $1.4 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Clinical trials and research and development costs	$13,671	$12,070
Personnel-related costs	5,768	10,298
Manufacturing costs	4,667	7,773
Accrued expenses	5,372	3,117
Total accrued liabilities	$29,478	$33,258

5. Research Collaboration and License Agreements
Merck
In 2015, the Company entered into a research collaboration, product development and license agreement with Merck, which, together with amendments made prior to June 30, 2021, is referred to as the Original Collaboration Agreement, covering the discovery, development and commercialization of novel therapies across a range of therapeutic areas, including a broad, multi-year drug discovery and early development program that was financially supported by Merck, and scientifically directed by the Company with input from Merck. The original research phase of the collaboration was for five years and was extended for an additional two years by Merck through March 2022. As part of that extension, Merck agreed to continue to fund up to $75.0 million of our R&D efforts each year consistent with the initial five-year research term and, in lieu of a $20.0 million extension fee payable to the Company, Merck agreed to make additional payments totaling up to $20.0 million in support of our R&D activities during 2021 through the first quarter of 2022.
On June 30, 2021, the Company entered into an amended and restated research collaboration, product development and license agreement with Merck, or the Amended Collaboration Agreement, replacing the Original Collaboration Agreement and extending the research phase of the collaboration generally through March 31, 2024, with possible extensions for each of the various programs to allow the Company or Merck to complete ongoing development, but with a narrower scope than in the Original Collaboration Agreement, as described in more detail below.
Merck owned approximately 16.6% of the Company's outstanding shares as of March 31, 2022.
The Amended Collaboration Agreement
Pursuant to the Amended Collaboration Agreement, the prior two-year extension of the research phase under the Original Agreement was deemed to end on March 31, 2021, while a new three-year research phase commenced on April 1, 2021. Under the Original Collaboration Agreement, all of the Company’s research and development programs, both those existing at the time the Company entered into the Original Collaboration Agreement and those the Company worked on during the research phase of the collaboration, other than aldafermin, were included within the scope of the collaboration. Under the terms of the Original Collaboration Agreement, upon completion of a human proof-of-concept trial for a particular collaboration compound, regardless of the results of such trial, Merck had the one-time option to obtain an exclusive, worldwide license, on specified terms, to that collaboration compound, as well as to all other compounds that were directed against the same target and that result in the same effect on such target, or the related compounds, referred to as the Merck license option. Under the Amended Collaboration Agreement, the scope of the collaboration and the resulting programs for which Merck has the Merck license option was narrowed. The collaboration as conducted under the Amended Collaboration Agreement, or the continuing collaboration, is focused primarily on the identification and research and development of collaboration compounds directed to targets of interest to Merck in the fields of ophthalmology and cardiovascular or metabolic, or CVM, disease, including heart failure, as well as certain laboratory testing and other activities on compounds that are directed to one of up to two undisclosed targets outside of the fields of ophthalmology and CVM disease, referred to as the Lab Programs. The ophthalmology compounds in the continuing collaboration include NGM621, which is being tested in a Phase 2 clinical trial, and its related compounds, and compounds directed against two other undisclosed ophthalmology targets and their related compounds. Collaboration compounds that remain within the scope of the continuing collaboration under the Amended Collaboration Agreement are referred to as continuing collaboration compounds. Given the narrowed research scope under the Amended Collaboration Agreement, the Company has the right, in its sole discretion, to independently research, develop and commercialize the collaboration compounds known as NGM120, NGM707, NGM831 and NGM438, their related compounds and all other preclinical and research assets that the Company researched or developed under the Original Collaboration Agreement but that are not included within the research and development scope of the continuing collaboration, which are referred to as the released NGM compounds. Merck retained the right to receive royalties at low single-digit rates on the sales of any released NGM compounds that receive regulatory approval and, if the Company decides during a certain time period to engage in a formal partnering process for a released NGM compound or negotiations regarding a license or asset sale of a released NGM compound, the Company is obligated to notify Merck, provide Merck with certain information and engage in good faith, non-exclusive negotiations with respect to such released NGM compound with Merck at Merck’s request.
Under the Amended Collaboration Agreement, Merck continues to have a Merck license option, as it did under the Original Agreement, to each continuing collaboration compound that is identified, researched and developed under the Amended Collaboration Agreement and reaches the specified option exercise point for such continuing collaboration compound as described below, and to its related compounds (each such continuing collaboration compound and its related compounds are referred to generally as a continuing program). In addition, under the terms of the Amended Collaboration Agreement, new CVM-related programs may be added to the continuing collaboration if recommended by the Company and selected by Merck, and Merck would have a Merck license option to such CVM-related continuing program. Merck has a one-time right to exercise its Merck license option, during the research phase or a tail period following such research phase, as applicable, for any continuing collaboration compound on a continuing program-by-continuing program basis when the Company or Merck achieves the specified Merck license option exercise point. The Merck license option exercise point for collaboration compounds under the Original Collaboration Agreement was the completion of a human proof-of-concept trial, exercisable within 60 days of Merck's receipt of an agreed-upon data package for the relevant program. This generally continues to be the Merck license option exercise point under the Amended Collaboration Agreement for continuing collaboration compounds that are directed to ophthalmology targets, including NGM621 and its related compounds and all of the continuing collaboration compounds from two other ophthalmology programs directed against undisclosed ophthalmology targets and their related compounds (including NGM621 and its related compounds, collectively referred to as the continuing ophthalmology collaboration compounds). Upon the completion of the ongoing Phase 2 NGM621 CATALINA clinical trial, Merck will have an additional one-time option to obtain an exclusive, worldwide license to all of the continuing ophthalmology collaboration compounds together, referred to as the ophthalmology bundle option. If Merck does not exercise this one-time ophthalmology bundle option for all continuing ophthalmology collaboration compounds, it may nevertheless exercise its regular Merck license option with respect to NGM621 and its related compounds at such time, and it may also exercise its regular Merck license option for the continuing ophthalmology collaboration compounds from each of the other two programs if a continuing ophthalmology collaboration compound from such continuing program completes a human proof-of-concept trial. Unlike the Original Collaboration Agreement, the Merck license option exercise point for a continuing collaboration compound from the CVM-related continuing programs or the Lab Programs will be the designation by Merck of such continuing collaboration compound as a research program development candidate that Merck intends to progress into preclinical development.
As was the case under the Original Collaboration Agreement, under the Amended Collaboration Agreement, if Merck exercises a Merck license option and obtains the relevant exclusive, worldwide license for a continuing collaboration compound and its related compounds, Merck will pay an option exercise fee to the Company and will be responsible, at its own cost, for any further development and commercialization activities for continuing collaboration compounds within that licensed continuing program. In such case, the Company will have the option to receive milestones and royalty payments or, in certain cases, to co-fund development and participate in a global cost and profit share arrangement of up to 50%, with an additional option to co-detail any such licensed continuing collaboration compound in the United States under the same terms as set forth in the Original Collaboration Agreement. If the Company elects to exercise its cost and profit share option for a particular continuing collaboration compound and its related compounds Merck has agreed to advance to the Company and/or assume up to 25% of the Company’s share of the global development costs for such licensed compound, subject to an aggregate cap over the course of the collaboration. All such amounts advanced or assumed by Merck would accrue interest and be recouped by Merck in full out of the Company’s share of any profits resulting from sales of the licensed compound for which the Company elected to exercise its cost and profit share option before the Company was entitled to receive any of those profits.
Except for the ophthalmology bundle option, the amount of the option exercise fees for continuing ophthalmology collaboration compounds upon completion of a human proof-of-concept trial remains the same under the Amended Collaboration Agreement as under the Original Collaboration Agreement. If Merck exercises the ophthalmology bundle option, it will pay the Company either $40.0 million or $45.0 million as the Merck license option exercise fee, depending upon the stage of development of one of the two earlier stage ophthalmology programs that is included in the ophthalmology bundle option. Under the Amended Collaboration Agreement, if Merck exercises the Merck license option for a continuing collaboration compound from a CVM-related continuing program or the Lab Programs, Merck will pay the Company a $6.0 million option exercise fee at the time of selection to progress such licensed continuing collaboration compound or any of its related compounds into preclinical development and an additional $10.0 million milestone payment if such continuing collaboration compounds or one of its related compounds subsequently completes a human proof-of-concept trial.
Under the Amended Collaboration Agreement, the parties’ rights and obligations with respect to MK-3655 and related FGFR1c/KLB agonists for which Merck exercised its Merck license option in November 2018 did not change.
On March 30, 2022, the Company and Merck entered into a letter agreement, or the Letter Agreement, regarding NGM621 manufacturing activities that the Company is undertaking during the Phase 2 NGM621 CATALINA clinical trial to avoid a significant delay between the completion of that trial and the start of a Phase 3 clinical trial for NGM621. The Company will be responsible for all payments owed to the third party manufacturer for such activities before Merck decides whether to exercise the ophthalmology bundle option or the NGM621 option following completion of the Phase 2 NGM621 CATALINA clinical trial. If Merck exercises either option, then in addition to paying the one-time option exercise fee to the Company, Merck will also reimburse the Company for certain amounts it paid to the third party manufacturer, according to the terms of the Letter Agreement and subject to certain limitations. Under the Amended Collaboration Agreement, Merck agreed to provide up to $86.0 million in research funding for the four calendar quarters ending March 31, 2022, which included the remaining $16.0 million of the up to $20.0 million in additional payments Merck agreed to pay as part of exercising its first option to extend the research phase of the collaboration under the Original Collaboration Agreement for two years through March 16, 2022. The Company was obligated to use commercially reasonable efforts to expend, and did spend, at least $35.0 million of such $86.0 million in funding during the same time frame on the ophthalmology and CVM-related programs and Lab Programs as required under the Amended Collaboration Agreement. The Company was permitted to use the remainder of the $86.0 million in research funding provided by Merck during such time frame to advance the released NGM compounds. During the remaining two years of the research phase after March 2022, Merck will provide up to a total of $20.0 million in research funding for the ophthalmology and CVM-related programs and the Lab Programs. Pursuant to the Letter Agreement, the Company may use part of this research funding to cover the costs of its personnel who provide support for the manufacturing activities conducted in preparation for a Phase 3 clinical trial for NGM621. Merck will also fund certain research and development costs related to NGM621, subject to certain limitations, until the earlier of the remaining two years of the research phase after March 2022 or until Merck exercises, or decides not to exercise, its license option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds. After March 2022, the Company, using its own funding, is required to use commercially reasonable efforts to research and develop a specific product candidate directed to a specific ophthalmology target to be ready for starting investigational new drug application-, or IND-, enabling studies by March 31, 2023. If Merck exercises its regular Merck license option with respect to NGM621 or the ophthalmology bundle option for all of the continuing ophthalmology collaboration compounds upon completion of the ongoing Phase 2 CATALINA clinical trial of NGM621 within 60 days of Merck's receipt of an agreed-upon data package and pays the applicable option exercise fee to the Company, then the Company will be obligated to reinvest $5.0 million or up to $15.0 million, respectively, of such option fee to fund research on the ophthalmology and CVM-related continuing programs.
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
As under the Original Collaboration Agreement, Merck has the right under the Amended Collaboration Agreement to review the then-ongoing continuing programs in the three-month period before the end of applicable research phase and to elect to designate one or more continuing programs for which research and development would continue to be conducted, until the applicable Merck license option exercise point is reached, for up to three years after the end of such research phase, with the possibility of extension if the Company is conducting ongoing ophthalmology clinical trials, if Merck is using commercially reasonable efforts to progress one or more ophthalmology continuing programs or if Merck determines to continue progressing a CVM-related continuing program or Lab Program toward the nomination of a research program development candidate, and any such extension is referred to as an Amended Collaboration Agreement tail period. Under the Amended Collaboration Agreement, the Amended Collaboration Agreement tail period, if any, for the ophthalmology continuing programs would be separate from the Amended Collaboration Agreement tail period, if any, for the CVM-related continuing programs or the Lab Program, and Merck would be primarily responsible for performing all research and development activities, itself or through third-party contractors, during the Amended Collaboration Agreement tail period, if any, for the CVM-related continuing programs or the Lab Program.
The Company concluded that the Amended Collaboration Agreement is a separate arrangement containing a three-year performance obligation to provide distinct research and development services in accordance with ASC 606. The total transaction price under the Amended Collaboration Agreement is $125.5 million and represents the sum of potential funding amounts, including $86.0 million in research funding for the four calendar quarters ending March 31, 2022, $20.0 million in research funding for the ophthalmology and CVM-related continuing programs during the remaining two years of the research phase after March 2022 and $19.5 million in estimated NGM621 reimbursable expenses during the remaining two years of the research phase after March 2022. The Company will continue to re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company continues performing a series of research and development services in the area of both the continuing collaboration compounds and the released NGM compounds and has one performance obligation across all continuing programs. The Company will continue to use the cost-based input method to calculate the amount of revenue to recognize as services are being rendered from April 1, 2021 through March 31, 2024.
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
If Merck exercises its regular Merck license option for NGM621 or the ophthalmology bundle option for all of the continuing ophthalmology collaboration compounds upon completion of the Phase 2 CATALINA clinical trial within 60 days of Merck's receipt of an agreed-upon data package, pays the applicable Merck license option exercise fee to the Company and reimburses the Company for third party manufacturing payments in accordance with the Letter Agreement this would not result in a modification of the contract as total contract consideration and the Company's performance obligation under the Amended Collaboration Agreement will not change.
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
A breakout of the aggregate milestone payments in connection with the potential achievement of both acceptance of an application for and receipt of regulatory approval for each of the first three indications, for each of the three geographic areas, is as follows (in thousands):

	First Indication	Second Indication	Third Indication	Total
United States	$75,000	$56,250	$37,500	$168,750
European Union	60,000	45,000	30,000	135,000
Japan	30,000	22,500	15,000	67,500
	$165,000	$123,750	$82,500	$371,250
Summary of Related Party Revenue
The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Related party revenue	$20,948	$21,575
For the three months ended March 31, 2022, the Company recognized collaboration and license revenue of $20.9 million primarily related to reimbursable research and development activities associated with the performance obligation under the Amended Collaboration Agreement. For the three months ended March 31, 2021, the Company recognized collaboration and license revenue for the two-year extension period through March 31, 2021 under the Original Agreement. Revenue recognized related to the reimbursable research and development activities was recognized using the cost-based input model related to research and development activities.

Related Party Contract Assets and Liabilities
Amounts recognized as revenue prior to the Company having an unconditional right (or a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, the contract asset will be classified in current assets. As of March 31, 2022 and December 31, 2021, the Company did not have a related party contract asset.
Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the contract liability will be classified in current liabilities. As of March 31, 2022 and December 31, 2021, the Company recorded contract liabilities of $5.1 million and $17.8 million, respectively.
6. Commitments and Contingencies
Operating Lease and Lease Guarantee
In December 2015, the Company entered into an operating lease agreement, or the 333 Oyster Point lease agreement, for its corporate office space and laboratory facility at 333 Oyster Point Blvd., South San Francisco, California, or the 333 Oyster Point facility, for approximately 122,000 square feet that expires in December 2023. The 333 Oyster Point lease agreement provided a tenant improvement allowance of $15.2 million that the Company used in 2016 towards $22.3 million in total leasehold improvements that are amortized over the lease term of seven years. The 333 Oyster Point lease agreement required a letter of credit in the amount of $2.3 million as a security deposit to the lease, which the Company has recorded as non-current restricted cash on the condensed consolidated balance sheets. In accordance with the agreement, the Company reduced the letter of credit amount by $0.4 million on each of the third and fourth anniversaries of the rent commencement date and reclassified each $0.4 million amount from restricted cash to cash and cash equivalents on the condensed consolidated balance sheets.
As of March 31, 2022, the weighted-average remaining lease term for the 333 Oyster Point lease agreement was 1.75 years and the weighted-average discount rate used to determine the Company's operating lease liability was 2.85%. Cash paid for amounts included in the measurement of the lease liabilities were $1.3 million in both the three-month periods ended March 31, 2022 and 2021.
During the three months ended March 31, 2022, the components of lease costs, which were included in general and administrative expenses on the Company's consolidated statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$541	$541
Variable lease costs (1)	324	309
Total lease cost	$865	$850
_____________
(1)Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
As of March 31, 2022, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Year Ending December 31,
2022 (remaining)	$3,991
2023	5,455
Total undiscounted lease payments	9,446
Less: present value adjustment	(220)
Present value of lease liabilities	$9,226

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
7. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized, which may be issued at the discretion of the Company’s board of directors. The board of directors may issue shares of preferred stock in one or more series and may fix the number, rights, preferences, privileges and restrictions on such shares. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. As of March 31, 2022, the Company does not have any shares of preferred stock issued or outstanding.
Common Stock
As of March 31, 2022 and December 31, 2021, the Company had reserved shares of common stock for issuance as follows (in thousands):

	March 31, 2022	December 31, 2021
Reserve balance for Sales Agreement	14,183	14,183
Common stock options outstanding	13,240	10,485
Common stock options available for grant	6,937	6,698
ESPP shares available for purchase	507	507
401(k) Matching Plan (1)	200	18
Total	35,067	31,891
_____________
(1)The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. In December 2011, the Company adopted the 401(k) Matching Plan, under which the Company made matching contributions in the form of common stock at a rate of $1.00 for each $2.00 of employee contributions up to a maximum $750 of common stock per employee per year. Effective January 1, 2022, the Company increased its matching contributions to a rate of $1.00 for each $2.00 of employee contributions up to a maximum $3,500 of common stock per employee per year. Effective January 1, 2022, the Company increased shares of common stock reserved pursuant to the 401(k) Matching Plan to 200,000 shares from 17,813 shares of common stock as of December 31, 2021.
Open Market Sale Agreement
In June 2020, the Company entered into the Sales Agreement with Jefferies relating to the sale of shares of its common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as its sales agent. As of March 31, 2022, $127.2 million of the Company’s common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
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
Early Exercise of Stock Options
The 2018 Plan allows for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The amounts received in exchange for these shares have been recorded as a liability on the condensed consolidated balance sheets and are reclassified into Company common stock and additional paid-in-capital as the shares vest. The Company’s right to repurchase these shares generally lapses in equal installments over four years beginning from the original vesting commencement date. Since the beginning of March 2021, the Company has not granted any options under the 2018 Plan that can be early exercised prior to vesting.
Stock Option Activity
A summary of the activity under the 2008 Plan and the 2018 Plan is as follows:

	Outstanding Options		Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
	Number of Options (In Thousands)	Weighted Average Exercise Price
Balances at December 31, 2021	10,485	$15.79	6.68	$52,349
Options granted	3,007	15.26
Options exercised	(125)	5.36
Options cancelled	(127)	21.57
Balances at March 31, 2022	13,240	$15.71	7.22	$35,840
Vested and expected to vest at March 31, 2022	12,727	$15.56	7.14	$35,799
Exercisable at March 31, 2022	8,603	$13.13	6.00	$35,691
The aggregate intrinsic values of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $10.19 per share and $19.83 per share, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $1.3 million and $22.3 million, respectively. Due to the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the three months ended March 31, 2022 and 2021.
Employee Stock-Based Compensation Expense
Employee and director stock-based compensation expense for the three months ended March 31, 2022 and 2021 was calculated based on awards previously granted to employees and directors that are ultimately expected to vest and has been reduced for estimated forfeitures.
Employee and director stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$4,138	$3,504
General and administrative	3,609	3,011
Total stock-based compensation expense	$7,747	$6,515

Employee Stock Purchase Plan
Under the ESPP, eligible employees are granted the right to purchase shares of the Company's common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. As of March 31, 2022, 493,022 shares of common stock had been purchased under the ESPP.
8. Income Taxes
Since inception, the Company has incurred net losses and expects to record a net loss for the year ending December 31, 2022. Additionally, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company did not record a tax provision for income taxes for the three months ended March 31, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the condensed consolidated financial statements and notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2022, or the 2021 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors that could impact our business, including those set forth in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” "aspire," “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
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
Overview of Our Business
We are a biopharmaceutical company focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying retinal diseases, cancer and liver and metabolic diseases. These diseases represent a significant burden for patients and healthcare systems and, in some cases, are leading causes of morbidity and mortality. Since the commencement of our operations in 2008, we have generated a robust portfolio of product candidates ranging from early discovery to Phase 2b development. Currently, we have seven programs in active development, including four in Phase 2 or 2b studies, across three therapeutic areas: cancer, retinal diseases and liver and metabolic diseases. Our biology-centric drug discovery approach aims to seamlessly integrate interrogation of complex disease-associated biology and protein engineering expertise to unlock proprietary insights that are leveraged to generate promising product candidates and enable their rapid advancement into proof-of-concept studies. As explorers on the frontier of life-changing science, we aspire to operate one of the most productive research and development engines in the biopharmaceutical industry. All therapeutic candidates in our pipeline have been generated by our in-house therapeutic area-agnostic discovery engine, led by biology and motivated by unmet patient need.
Pipeline Programs and Operational Updates
Pipeline Programs
We currently have six product candidates in the clinic, four wholly-owned by us (NGM707, NGM831, NGM120 and aldafermin), one being progressed by our collaborator, Merck Sharp & Dohme LLC, or Merck (MK-3655), and one optionable by Merck (NGM621). In addition, we have one wholly-owned product candidate, NGM438, expected to enter the clinic in the second quarter of 2022.
•Oncology. Our oncology product candidates NGM707, NGM831, NGM438 and NGM120 and their related compounds are wholly-owned by us.
•NGM707. NGM707, the lead asset in our myeloid reprogramming and checkpoint inhibition portfolio, is a dual antagonist monoclonal antibody that is designed to improve patient immune responses to tumors by inhibiting both Immunoglobulin-like transcript 2, or ILT2 (also known as LILRB1), and Immunoglobulin-like transcript 4, or ILT4 (also known as LILRB2) receptors. We believe NGM707 has the potential to reprogram ILT4- and ILT2-expressing myeloid cells to shift them from a suppressive state that restricts anti-tumor immunity to a stimulatory state that may promote anti-tumor immunity. Blocking ILT2 may also reverse inhibition of ILT2-expressing lymphoid cells to further stimulate anti-tumor immune responses.

•We are conducting an open-label, Phase 1 portion of a Phase 1/2 clinical trial evaluating NGM707 as a monotherapy and in combination with KEYTRUDA® (pembrolizumab) for the treatment of patients with advanced solid tumors. We expect to enroll approximately 180 patients in this trial. The Phase 1a cohort of the trial evaluating NGM707 as a monotherapy is ongoing.
•In December 2021, we entered into a clinical trial collaboration and supply agreement with Merck to evaluate the potential of NGM707 co-administered with pembrolizumab in the ongoing Phase 1/2 trial of NGM707.
•Looking forward: We anticipate a readout of initial data from the Phase 1a cohort in the second half of 2022. In addition, we will be enrolling a Phase 1b cohort that will evaluate NGM707 in combination with pembrolizumab in patients with advanced solid tumors. The Phase 1a/1b portions of the trial are expected to be followed by a Phase 2 dose-expansion in cohorts of specific tumor types.
•NGM831. NGM831 is an antagonist antibody that is designed to block the interaction of the Immunoglobulin-like transcript 3, or ILT3 (also known as LILRB4) receptor, with fibronectin, as well as other cognate ligands. For tumors in which both ILT3 and fibronectin are upregulated, the ILT3-fibronectin signaling pathway may act as a stromal checkpoint to repress myeloid cell function and inhibit anti-tumor immunity. By inhibiting ILT3's interaction with fibronectin and its other ligands, we believe NGM831 has the potential to mobilize a patient's own immune system to fight tumors by shifting myeloid cells from a suppressive state to a stimulatory state and promoting antitumor activity.
▪In March 2022, we initiated an open-label, Phase 1 portion of a Phase 1/1b clinical trial to evaluate NGM831 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced solid tumors. We expect to enroll up to approximately 80 patients in this trial. The ongoing Phase 1a cohort of the trial is a dose-ranging study of NGM831 as a monotherapy. The Phase 1b cohort is a dose-ranging study of NGM831 in combination with pembrolizumab in patients with advanced solid tumors.
•NGM438. NGM438 is an antagonist antibody that is designed to inhibit leukocyte-associated immunoglobulin-like receptor 1, or LAIR1, and thereby promote anti-tumor immune responses. NGM438 has the potential to potently block the binding of all collagens to LAIR1, including tumor-derived collagens. Collagens produced by the tumor stroma are believed to bind LAIR1 to create an immuno-suppressive tumor microenvironment. The interaction of collagens from the tumor stroma with LAIR1 on immune cells represents a “stromal checkpoint” that restrains anti-tumor immune responses. Reinvigoration of these collagen-suppressed immune cells by blocking the binding of collagens to LAIR1 may address a key resistance mechanism that limits tumor responses to current immunotherapies.
▪Looking forward: We expect to initiate first-in-human testing of NGM438 in patients with advanced solid tumors in the second quarter of 2022.
•NGM120. NGM120 is an antagonist antibody that binds to glial cell-derived neurotrophic factor receptor alpha-like, or GFRAL, and is designed to block the effects of elevated serum levels of growth differentiation factor 15, or GDF15. We designed NGM120 as a potent, humanized monoclonal antibody inhibitor of GFRAL with the potential for once-monthly or less frequent dosing. Preclinical studies suggest that NGM120 may reduce tumor growth and improve survival in syngeneic orthotopic pancreatic tumor models.
▪We are conducting a Phase 1/2 clinical trial to assess NGM120’s effect on cancer and cancer-related cachexia in patients with select advanced solid tumors and metastatic pancreatic cancer. The Phase 1 component of the trial included a Phase 1a cohort evaluating NGM120 as a monotherapy in patients with select advanced solid tumors and a Phase 1b cohort evaluating NGM120 in combination with gemcitabine and Nab-paclitaxel in patients with metastatic pancreatic cancer. We are currently enrolling patients into a Phase 2 component of the trial (referred to as the PINNACLES trial) testing NGM120 in combination with gemcitabine and Nab-paclitaxel as first-line treatment in patients with metastatic pancreatic cancer.

▪Looking forward: We plan to report additional data from the Phase 1a and Phase 1b cohorts of the Phase 1/2 NGM120 trial in the second half of 2022.
•Retinal diseases.
•NGM621. NGM621 is a humanized Immunoglobulin 1, or IgG1, monoclonal antibody administered via intravitreal, or IVT, injection. NGM621 was engineered to potently bind to, and be a long-acting inhibitor of, complement C3 with the treatment goal of reducing disease progression in patients with geographic atrophy, or GA, secondary to age-related macular degeneration. We have completed a Phase 1 trial demonstrating that NGM621 was well tolerated with no patients experiencing serious adverse events or drug-related adverse events. Ocular adverse events observed were mild in severity and representative of those commonly associated with IVT injections. We also completed enrollment of the ongoing Phase 2 CATALINA clinical trial, which was designed to be a Phase 3-supportive or -enabling clinical trial. The CATALINA trial is evaluating the efficacy and safety of NGM621 when given to patients with GA every four weeks or every eight weeks via IVT injections compared to sham control.
•In February 2022, NGM621 received Fast Track designation from the United States Food and Drug Administration, or FDA, for GA secondary to age-related macular degeneration.
•Looking forward: We expect to report topline data from the Phase 2 CATALINA trial in the fourth quarter of 2022. If supported by the results of the CATALINA trial, we plan to use such trial results and guidance from the FDA to inform Phase 3 planning and design for NGM621. Merck has a one-time option to license NGM621 and its related compounds upon completion of the ongoing Phase 2 CATALINA clinical trial (either alone or bundled with all of the other ophthalmology compounds and their respective related compounds included within the scope of the current collaboration with Merck) within 60 days of Merck's receipt of an agreed-upon data package for each of the programs.
•Liver and metabolic diseases.
•Aldafermin. Aldafermin is an engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection. Aldafermin is wholly-owned by us. Aldafermin is in Phase 2b development in the ALPINE 4 trial for the treatment of patients with compensated cirrhosis due to non-alcoholic steatohepatitis, or NASH (liver fibrosis stage 4, or F4, by the NASH Clinical Research Network classification). The ALPINE 4 clinical trial is designed to evaluate the treatment effect of aldafermin over 48 weeks.
•In January 2022, we completed enrollment of 160 patients in the United States, Europe, Hong Kong and Australia in our Phase 2b ALPINE 4 clinical trial of aldafermin.
•Looking forward: We expect to report topline data from the Phase 2b ALPINE 4 trial in the first half of 2023.
•MK-3655 (formerly NGM313). MK-3655 is an agonistic antibody discovered by us that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or FGFR1c/KLB, which regulates insulin sensitivity, blood glucose and liver fat and is administered every four weeks through a subcutaneous injection. MK-3655, in Phase 2b development for the treatment of NASH, was licensed by Merck in November 2018.
•Merck is continuing enrollment in the worldwide 52-week randomized, double-blind Phase 2b trial of MK-3655 in patients with NASH and liver fibrosis stage 2 or 3, or F2 or F3, by the NASH Clinical Research Network classification.
We have additional programs that are in various stages of development ranging from functional validation to preclinical development.
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

Operational Updates
Partnering has been and is expected to continue to be a key component of our strategy. For example, our collaboration with Merck, described in " — Our Merck Collaboration" below, historically provided us with robust financial support that enabled us to broaden and accelerate our research efforts and to develop more product candidates for major indications than we likely could have advanced on our own. Given the breadth of opportunities produced by our prolific discovery engine, and the current narrower scope of our Merck collaboration, we may decide to pursue additional strategic partners to progress, in whole or in part, some of our wholly-owned product candidates and/or commercialize any resulting approved product.
We do not own, and have no plans to establish, any manufacturing facilities. All of our manufacturing activities are outsourced to third-party contract development and manufacturing organizations or third-party contract manufacturing organizations, which we refer to collectively as CMOs, which are generally single-source suppliers of the drug product or drug substance they are manufacturing for us. We also utilize third-party contract research organizations, or CROs, to carry out many of our clinical development activities. We expect to be reliant on CMOs and CROs for these activities for the foreseeable future. Significant portions of our research and development, or R&D, resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. If our CROs and CMOs fail to satisfy their contractual duties to us or meet expected deadlines or if our CMOs experience difficulties in scaling production, higher than anticipated costs or lower than anticipated yields, product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, difficulties with quality control, product stability or quality assurance testing, or difficulties procuring raw materials or components as a result of the ongoing COVID-19 pandemic or otherwise, our ongoing and planned trials and possible acceleration or expansion of those trials may be delayed, perhaps substantially, or abandoned, which could materially and adversely affect our business. For example, while we initiated the Phase 1/1b clinical trial of NGM831 in March 2022 and expect to commence first-in-human testing of NGM438 in the second quarter of 2022, our planned individual new drug application, or IND, submissions for NGM438 and NGM831 were delayed due to challenges at one of our CMOs with respect to the manufacture of those product candidates, primarily related to analytical method qualification and release testing. It is possible that we could experience further supply-related delays that would create supply challenges and possible timing delays for ongoing and planned clinical trials or delay the commencement of first-in-human testing of future product candidates. In addition, there is increased competition in the biotechnology industry for CMO manufacturing slots and other capabilities generally, which has had, and may continue to have, a negative impact on the availability of manufacturing capacity and therefore our ability to supply clinical trial materials for planned, ongoing, accelerated or expanded clinical trials. Our CMOs’ facilities and operations have also been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff. Changes in economic conditions, supply chain constraints, labor, raw material and component shortages and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. These supply chain effects, increased competition and higher costs of acquired goods and services may negatively impact our business operations and our financial results.
In addition, all of our product candidates other than aldafermin and MK-3655 are currently manufactured at a facility in Lithuania. Following Russia's invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, including to Lithuania. The invasion of Ukraine and the retaliatory measures taken or that may be taken by the United States, NATO and others, including significant sanctions against Russia, create global security concerns and regional instability, including due to the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
We seek to allocate our capital efficiently and strategically and fund our portfolio based on each program’s scientific and other merits. Our discipline has been demonstrated by our decision not to proceed with development activities on multiple potentially viable product candidates for portfolio management reasons to concentrate our resources on what we consider our most promising product candidates. However, given the substantial decrease in research funding we will now receive from Merck as compared to historical periods commensurate with the decreased collaboration scope described below, going forward we will need to devote a substantial amount of our own financial resources to our R&D programs, and we may need to delay or suspend development activities on product candidates that we consider promising unless and until we are able to raise sufficient additional capital and/

or we will need to enter into additional collaborations in order to proceed with such development through to regulatory approval.
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
Under the Amended Collaboration Agreement, Merck committed to provide up to $86.0 million in R&D funding for the four calendar quarters ending March 31, 2022. Going forward, Merck is providing significantly more limited annual R&D funding. In this regard, for the period that started on April 1, 2022 and ending on March 31, 2024, Merck will provide up to $20.0 million of R&D funding for the ophthalmology programs (other than NGM621), the CVM-related programs and the Lab Programs. Pursuant to the letter agreement that we entered into with Merck on March 30, 2022, or the Letter Agreement, we may use part of this R&D funding to cover our personnel costs for supporting manufacture of NGM621 for use in a possible Phase 3 clinical trial. If the parties mutually agree to extend the research phase for the CVM-related programs from March 31, 2024 to March 31, 2026, then Merck will provide up to a total of $20.0 million in R&D funding during the additional two years of the CVM program research phase. Merck will also fund certain R&D costs related to NGM621 in an amount expected to be up to approximately $20.0 million, until the earlier of Merck's decision to exercise, or not to exercise, its License Option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds (as described below) or, March 31, 2024. During the period before Merck’s decision, we are responsible under the Letter Agreement for paying all amounts owed to third parties for NGM621 manufacturing activities performed in anticipation of a Phase 3 clinical trial. If Merck decides to exercise its License Option, Merck will reimburse us for certain amounts we paid to such third parties, according to the terms of the Letter Agreement and subject to certain limitations, in addition to paying us the one-time option exercise fee described below.
In addition, we have certain obligations to conduct R&D related to collaboration compounds that will not be reimbursed by Merck. We are required to use commercially reasonable efforts to research and develop a specific product candidate directed to an ophthalmology target to be ready by March 31, 2023 for starting IND-enabling studies and we are responsible for the cost of such work after March 2022. We will have additional R&D funding obligations under the collaboration of up to $5.0 million or $15.0 million in the event that Merck, as described in greater detail below, exercises its License Option to NGM621 alone or bundled with the other continuing ophthalmology compounds, respectively, and pays us the applicable option exercise fee. We also may spend more than the amounts we will be reimbursed by Merck for activities related to collaboration compounds.
Under the Original Collaboration Agreement, upon the completion of each proof-of-concept clinical trial under the program, Merck had a one-time option to obtain a worldwide, exclusive license to the product candidate tested in the trial and compounds related to it, referred to as a License Option, within 60 days of Merck's receipt of an agreed-upon data package for such program. Under the Amended Collaboration Agreement, Merck retains a License Option to each collaboration compound and its related compounds upon completion of a human proof-of-

concept trial for a particular collaboration compound, regardless of the results of such trial, or at earlier points as specified in the Amended Collaboration Agreement, including the option to license NGM621 and its related compounds (either alone or bundled with all of the other ophthalmology collaboration compounds and their respective related compounds included within the scope of the Amended Collaboration Agreement) upon completion of the CATALINA clinical trial within 60 days of Merck's receipt of an agreed-upon data package. For each program for which Merck exercises its License Option and pays the applicable option exercise fee, Merck is responsible for any further development and commercialization activities for the licensed compounds and we have the option, when a licensed compound has advanced to Phase 3 clinical trials, to receive milestones and royalty payments or, in certain cases, to co-fund development and participate in a global cost and profit share arrangement of up to 50%, with an additional option to co-detail any such licensed compounds in the United States. If we elect to exercise our cost and profit share option for a particular licensed compound and its related compounds, Merck has agreed to advance to us and/or assume up to 25% of our share of the global development costs for such licensed compound, subject to an aggregate cap over the course of the collaboration. All such amounts advanced or assumed by Merck would accrue interest and be recouped by Merck in full out of our share of any profits resulting from sales of the licensed compound for which we elected to exercise our cost and profit share option before we would be entitled to receive any of those profits.
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
Similar to the Original Collaboration Agreement, during the applicable research phase (including any applicable tail period for each program) for the ophthalmology programs, CVM-related programs and Lab Programs, we may not directly or indirectly research, develop, manufacture or commercialize, outside of the collaboration, any product with specified activity against any target that is being researched or developed under the applicable programs and, if Merck exercises its License Option for a program, we may not directly or indirectly research, develop, manufacture or commercialize any product with specified activity against the target that is the subject of that program for so long as Merck’s license to it remains in effect. In addition, under the Amended Collaboration Agreement, we are prohibited from directly or indirectly researching, developing or commercializing any product for the treatment of heart failure with preserved ejection fraction, or HFpEF, during the research phase for the CVM-related programs.
Because, under the Amended Collaboration Agreement, the level of R&D funding from Merck going forward will be substantially lower on an annual and overall basis than the R&D funding previously provided by Merck, we need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs, and, to a lesser extent, with respect to programs that are within the scope of the collaboration under the Amended Collaboration Agreement that we are required to fund. In addition, our funding requirements would increase for any programs that are within the scope of the current collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs, which could include NGM621. Accordingly, we will need to raise significant additional capital and/or we will need to enter into additional collaborations in order to proceed with development through regulatory approval and commercialization of our current and potential future product candidates. Neither may be possible and, as a result, if adequate funds are not available when we need them, we may need to significantly delay, scale back or discontinue development of some or all of such product candidates or scale back or discontinue discovery efforts, which could have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether. In particular, if Merck elects to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of Phase 3 development as described above. Similarly, if Merck does not elect to license NGM621 and its related compounds after completion of the

CATALINA trial, we would need to raise substantial additional capital and/or partner the program in order to proceed to Phase 3 development of NGM621 if supported by the results from the CATALINA trial.
For more information on the terms of the Amended Collaboration Agreement, see Note 5, “Research Collaboration and License Agreements,” of the notes to audited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financial Highlights
Since inception, we have funded our operations primarily through:
•fees received from collaboration partners, which since inception through March 31, 2022 includes reimbursement of R&D expenses of $510.9 million and upfront cash licensing fees of $123.0 million, primarily from Merck, and a payment of $20.0 million from Merck to license MK-3655 and related compounds;
•proceeds from private placements of convertible preferred stock prior to our initial public offering, or IPO, including approximately $106.0 million of our Series E convertible preferred stock purchased by Merck;
•net proceeds from our IPO in 2019 of approximately $107.8 million, together with proceeds from the concurrent private placement of shares of common stock to Merck of $65.9 million;
•net proceeds of $22.1 million through December 31, 2021 from sales of 817,100 shares of our common stock under an Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC, or Jefferies, in June 2020; and
•net proceeds of $134.6 million from the sale of 5,324,074 shares of our common stock in January 2021 upon completion of an underwritten public offering of our common stock, or the follow-on offering, which included the full exercise by the underwriters of their option to purchase additional shares.
At March 31, 2022, we had $329.8 million in cash, cash equivalents and short-term marketable securities.
We have incurred net losses each year since our inception. As of March 31, 2022, we had an accumulated deficit of $451.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our R&D programs and general and administrative, or G&A, costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other R&D activities, and the amount of R&D funding we receive from Merck or future collaboration partners, if any. For further discussion of our financial position and future sources of funding, see “Liquidity and Capital Resources” below.
COVID-19 Business Update
We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and have taken and continue to take proactive efforts designed to protect the health and safety of our patients, employees, clinical trial investigators and site staff, while maintaining business continuity. We are currently operating under a hybrid work model where some employees work on site, others work remotely and others work a combination of on site and remote. There have been relatively minor impacts on overall productivity in our prior primarily remote and our current hybrid work model. However, the labor market has tightened significantly since the beginning of the COVID-19 pandemic, and we have experienced employee attrition at rates higher than we experienced historically, together with an increased rate of hiring new employees. We cannot predict whether these trends will continue or be exacerbated, the impact of COVID-19 on future productivity or whether or when we may be required to return to a more restrictive work model as the pandemic continues to evolve.
During the COVID-19 pandemic, we have experienced, from time to time, a slower pace of clinical trial site initiation and clinical trial enrollment and/or a higher subject drop-out rate than originally anticipated in certain of our clinical trials. We believe this may have been due to factors such as the vulnerability of our studied patient populations, clinical trial site suspensions, reallocation of medical resources, site staff shortages and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors. We have been proactively working to mitigate these and other effects of the COVID-19 pandemic by monitoring site initiations, patient enrollment and patient study adherence to provide support to patients and trial staff, often on a case-by-case and/or patient-by-patient basis. While the COVID-19 pandemic has not yet resulted in a significant impact to our disclosed clinical development timelines, as the COVID-19 pandemic continues to evolve, there may continue to be negative impacts on our ability to initiate new clinical trial sites, to enroll new patients and to retain existing patients participating in our clinical trials. These negative impacts may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. Moreover, we rely on CROs and other third parties to assist us with clinical development activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.
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
While the potential future economic impact caused by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic (as well as the invasion of Ukraine by Russia and the related sanctions imposed against Russia) could result in significant and prolonged disruption of global financial markets, and our ability to raise additional capital through public or private equity or debt offerings may be adversely impacted by disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and in the biotechnology industry specifically, which could negatively affect the financial resources available to us. In addition, economic recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. Finally, we also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Amended Collaboration Agreement, such as NGM621 and its related compounds. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Financial Operations Overview
Related Party Revenue
Our revenue to date has been generated primarily from recognition of license fees and R&D service funding pursuant to our collaboration with Merck. Merck is also a significant stockholder and, as such, collaboration revenue from Merck is referred to as related party revenue.
Since the Company's inception through March 31, 2022, Merck paid us $586.0 million pursuant to the terms of our collaboration. Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in future periods given the substantial decrease in the level of funding we will receive from Merck under with the Amended Collaboration Agreement commensurate with the decreased collaboration scope. As a result, we believe that period-to-period comparisons of our revenue may not be meaningful and should not be relied upon as being indicative of future performance.
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

Our related party revenue was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Related party revenue	$20,948	$21,575
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
As a result of the substantial decrease in the level of funding we are now receiving from Merck under the Amended Collaboration Agreement commensurate with the decreased collaboration scope as described above, we need to devote a substantial amount of our own financial resources to our development programs, particularly with respect to our wholly-owned programs and, to a lesser extent, with respect to programs that are within the scope of the Amended Collaboration Agreement that we are required to fund, as described above. In addition, our funding requirements would increase for any programs that are within the scope of the collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs. In particular, if Merck elects to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of Phase 3 development as described above. Similarly, if Merck does not elect to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital and/or partner the program in order to proceed to Phase 3 development of NGM621 if supported by the results from the CATALINA trial. For the foreseeable future, we anticipate a significant portion of our financial resources, other than those received from Merck which are dedicated to activities under the Amended Collaboration Agreement, will be directed to activities required to advance initiate and advance clinical trials of our oncology programs, to prepare for the manufacture of NGM621 in anticipation of a potential Phase 3 trial and to complete the Phase 2b ALPINE 4 clinical trial of aldafermin.
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
•whether Merck will elect to license, or to terminate its license, to any of our programs within the scope of the collaboration and the timing of such election or termination, particularly with respect to NGM621;
•the amount of our financial resources that we need to devote to our development programs and our obligations under the Amended Collaboration Agreement, and our ability to raise adequate additional capital or enter into collaborations to meet our funding requirements;
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
A change in the outcome of any of the risks and uncertainties associated with the development of a product candidate could mean a significant change in the costs, as well as the timing, associated with the development of that product candidate. For example, if the FDA or a comparable foreign health authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. For additional discussion of the risks and uncertainties associated with our R&D efforts, see “Risk Factors—Risks Related to Our Business and Industry,” “—Risks Related to Our Dependence on Third Parties,” “—Risks Related to Regulatory Approvals” and "—Risks Related to Our Intellectual Property” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Results of Operations
Our results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Related party revenue	$20,948	$21,575	$(627)
Operating expenses:
Research and development	42,806	40,699	2,107
General and administrative	10,723	8,721	2,002
Total operating expenses	53,529	49,420	4,109
Loss from operations	(32,581)	(27,845)	(4,736)
Interest income, net	176	114	62
Other (expense) income, net	(45)	187	(232)
Net loss	$(32,450)	$(27,544)	$(4,906)
Related Party Revenue from Merck
Revenue decreased $0.6 million in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decrease in R&D revenue under the Amended Collaboration Agreement with Merck.
Under the Amended Collaboration Agreement, from April 1, 2022 until March 31, 2024, Merck will provide up to $20.0 million of R&D funding for the ophthalmology programs (other than NGM621), the CVM-related programs and the Lab Programs. If the parties mutually agree to extend the research phase for the CVM-related programs from March 31, 2024 to March 31, 2026, then Merck will provide up to a total of $20.0 million in R&D funding during the additional two years of the CVM program research phase. Merck will also fund certain R&D costs related to NGM621 in an amount expected to be up to approximately $20.0 million, until the earlier of Merck's decision to exercise, or not to exercise, its License Option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds or, March 31, 2024. In this regard, our related party revenue from Merck will decrease substantially in 2022 compared to 2021 and continue to remain at a significantly lower level during the remainder of the collaboration.
Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate during the remainder of the collaboration.
Research and Development Expenses
Our R&D expenses by program were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
External R&D expenses:
Aldafermin (FGF19 analog)	$4,362	$9,598
NGM621 (C3 inhibitor)	5,486	3,686
NGM120 (GFRAL antagonist)	1,479	1,361
NGM707 (Anti-ILT2/ILT4 dual antagonist)	3,678	1,165
NGM438 (LAIR1 antagonist)	2,022	1,515
NGM831 (ILT3 antagonist)	1,739	668
Other external R&D expenses	120	310
Total external R&D expenses	18,886	18,303
Personnel-related expenses	15,895	14,269
Internal and unallocated R&D expenses (1)	8,025	8,127
Total R&D expenses	$42,806	$40,699

_____________
(1)Internal and unallocated R&D expenses consist primarily of research supplies and consulting fees, which we deploy across multiple R&D programs.
R&D expenses increased $2.1 million in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in external expenses, driven by our ongoing clinical trials of NGM707, NGM621, NGM831 and NGM120, our preclinical study of NGM438 and personnel-related expenses, partially offset by a decrease in expenses for our manufacturing activities and our clinical trials of aldafermin.
We expect our R&D expenses will increase in 2022 compared to 2021 primarily due to the continued advancement of our wholly-owned oncology programs. In 2022, we have substantial activities ongoing in all of our programs, and are targeting achievement of multiple milestones, including:
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
•NGM120: continuing enrollment in the Phase 2 PINNACLES portion of the Phase 1/2 clinical trial and preparing to report additional data from the Phase 1a and Phase 1b cohorts of the trial in the second half of 2022;
•NGM831: continuing enrollment in the Phase 1a portion of the ongoing Phase 1/1b clinical trial;
•NGM438: conducting a first-in-human clinical trial expected to be initiated in the second quarter of 2022; and
•Aldafermin: continuing treatment of patients in the fully enrolled Phase 2b ALPINE 4 clinical trial and preparing to report topline data from that trial in the first half of 2023.
General and Administrative Expenses
G&A expenses increased $2.0 million in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to an increase in headcount, an increase in share-based compensation expense of $0.6 million and an increase in fees paid to outside consultants, lawyers and accountants of $0.9 million.
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
Liquidity and Capital Resources
Funding Requirements
We have no products approved for commercial sale, have not generated any revenue from product sales to date and we are not and may never be profitable. We have incurred losses in each year since commencing operations, and we expect to incur significant and increasing operating losses in 2022 and over the next several years. As of March 31, 2022, we had an accumulated deficit of $451.4 million, and we expect our accumulated deficit will increase significantly over time.
We have an active discovery research group and multiple pipeline programs in development. We have spent, and expect to continue to spend, significant resources to fund R&D of, and seek regulatory approvals for, our product candidates for the foreseeable future as our research, development, manufacturing, preclinical studies, clinical trial and related activities increase.
Prior to 2022, we received substantial R&D funding from our collaboration with Merck. However, under the narrower scope of the Amended Collaboration Agreement, R&D funding from Merck going forward will be substantially lower on an annual and overall basis than the R&D funding previously provided by Merck and we can no longer use R&D funding from Merck to support the development of any of our wholly-owned oncology programs, including NGM707, NGM831, NGM438 and NGM120. As a result, we need to fund not only our currently wholly-owned programs going forward, but also certain activities that remain within the scope of the ongoing collaboration with Merck that we are required to fund ourselves (and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement). In addition, we need to fund any programs that are within the scope of the current collaboration with Merck in the event Merck does not elect to license these programs and we decide to continue to develop them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue to develop it or in the event we opt to co-develop any program Merck elects to license. In particular, if Merck elects to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of Phase 3 development as described above. Similarly, if Merck does not elect to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital and/or partner the program in order to proceed to Phase 3 development of NGM621 if supported by the results from the CATALINA trial.
Our cash requirements for fiscal year 2022 will continue to be driven by our R&D and G&A expenses. In 2021 and 2020, our R&D expenses were $161.7 million and $164.0 million, respectively. In 2022 and over the next several years, we expect our R&D expenses to increase substantially unless we partner one or more of our wholly-owned programs, particularly as we advance our oncology product candidates into and through clinical development and, if supported by the results from the CATALINA trial, fund later-stage clinical development of NGM621. In 2021 and 2020, our G&A expenses were $36.9 million and $27.2 million, respectively. Beginning in 2022 and over the next several years, we expect our G&A expenses to increase moderately as we continue to hire additional personnel to support our growing R&D activities and as we continue to incur the increased costs associated with being a public company.
We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for at least twelve months from the date this Quarterly Report on Form 10-Q is filed. We have based this estimate on assumptions that may prove to be inaccurate and we could utilize our available capital resources sooner than we currently expect. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Nonetheless, in order to advance our current and potential future product candidates through development and to regulatory approval and commercialization, we will need to raise significant additional capital or we will need to partner one or more of our wholly-owned programs and obtain funding or other resources through such arrangements. Neither may be possible and, as a result, we may be required to delay, scale back or discontinue development of such product candidates, which could have a material adverse effect on our business, operating results and prospects.
Sources of Liquidity
Cash and Investments
As of March 31, 2022, we had cash and cash equivalents of $109.9 million and short-term marketable securities of $220.0 million.
Merck Collaboration
The revenue we receive under the Amended Collaboration Agreement with Merck is currently our only source of revenue. For the period that started on April 1, 2022 and ends on March 31, 2024, Merck is committed to fund up to $20.0 million of R&D funding for the ophthalmology programs (other than NGM621), the CVM-related programs and the Lab Programs. Merck is also obligated to fund certain R&D costs related to NGM621 in an amount expected to be up to approximately $20.0 million, until the earlier of Merck's decision to exercise, or not to exercise, its license option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds or, March 31, 2024. See “Overview – Our Merck Collaboration” above.
Other Sources of Capital
In June 2020, we entered into the Sales Agreement with Jefferies. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as our sales agent. As of March 31, 2022, $127.2 million of our common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
We plan to finance our future cash needs through public or private equity or debt offerings, including under the Sales Agreement, product collaborations, strategic alliances, licensing arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all.

Our ability to raise additional capital through public or private equity or debt offerings may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and in the biotechnology industry specifically, resulting from, among other things, the continuing effects of the COVID-19 pandemic, macroeconomic factors including inflation and geopolitical instability, including instability resulting from the invasion of Ukraine by Russia and the related sanctions imposed against Russia. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, any securities that we may issue may have rights senior to those of our common stock and could contain covenants or protective rights that would lead to restrictions on our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
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
Cash Flow Activity
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(35,738)	$(22,225)
Investing activities	(6,853)	(117,156)
Financing activities	668	140,477
Net (decrease) increase in cash, cash equivalents and restricted cash	$(41,923)	$1,096
Operating Activities
In the three months ended March 31, 2022, net cash used in operating activities was $35.7 million, which consisted of a net loss of $32.5 million, adjusted for non-cash charges of $10.7 million and a change in operating assets and liabilities of $14.0 million. The non-cash charges consisted primarily of stock-based compensation expense of $7.8 million, depreciation expense of $1.4 million and amortization of a premium on marketable securities of $0.5 million. The change in operating assets and liabilities was mainly driven by decreases in contract liabilities of $12.7 million and accrued liabilities of $4.7 million, partially offset by an increase in the related party receivable of $4.8 million.
In the three months ended March 31, 2021, cash used in operating activities was $22.2 million, which consisted of a net loss of $27.5 million, adjusted for non-cash charges of $8.4 million and net cash used in operating assets and liabilities of $3.1 million. The non-cash charges consisted primarily of stock-based compensation expense of $6.6 million and depreciation expense of $1.6 million. The change in operating assets and liabilities was mainly driven by decreases in accounts payable of $2.1 million, related party contract assets of $1.5 million and deferred rent of $0.7 million, partially offset by an increase in prepaid expenses and other current assets of $1.3 million.

Investing Activities
In the three months ended March 31, 2022, net cash used in investing activities was $6.9 million, which consisted primarily of purchases of marketable securities of $86.9 million partially offset by $80.3 million in net proceeds on maturity of marketable securities.
In the three months ended March 31, 2021, cash used in investing activities was $117.2 million, which consisted primarily of purchases of marketable securities of $145.0 million with net proceeds from our follow-on offering, partially offset by $28.0 million in net proceeds on maturity of marketable securities.
Financing Activities
In the three months ended March 31, 2022, net cash provided by financing activities consisted of proceeds from employee equity incentive plans of $0.7 million. In the three months ended March 31, 2021, net cash provided by financing activities was $140.5 million, and consisted of net proceeds from the follow-on offering of $134.6 million and proceeds from employee equity incentive plans of $5.9 million.
Contractual Obligations
We have contractual obligations related to our lease liabilities. See Note 6 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements and Supplementary Data,” of this Quarterly Report on Form 10-Q for information regarding our lease commitments.
We enter into agreements in the normal course of business with CROs for clinical trials, CMOs and other vendors for preclinical studies, supplies, manufacturing and other services and products for operating purposes. These agreements are generally cancellable at any time by us, upon prior written notice, and may or may not include cancellation fees. Given that the amount and timing related to such payments are uncertain, they are not considered to be contractual obligations. As of March 31, 2022, we had not accrued for any termination or cancellation charges as these were not considered probable. Significant portions of our R&D resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. We expect our R&D expenses to increase substantially beginning in 2022 and over the next several years unless we partner one or more of our wholly-owned programs, particularly as we advance our oncology product candidates into and through clinical development and support our later-stage clinical development of NGM621. See "Funding Requirements" above for additional information regarding our expected R&D spend.
We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, low single-digit royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our consolidated balance sheets and are not considered to be contractual obligations. See "Business - Licensing Arrangements" in Part I, Item 1 of the 2021 Annual Report on Form 10-K for additional information regarding our current in-license agreements.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our 2021 Annual Report on Form 10-K.
Newly Issued Accounting Pronouncements
There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2022 that are of significance or potential significance to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently a party to any material litigation or other material legal proceedings.
Item 1A. Risk Factors.
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before deciding whether to make an investment decision with respect to our common stock. You should also refer to the other information contained in this Quarterly Report on Form 10-Q, including in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes, as well as our other filings with the U.S. Securities and Exchange Commission, or SEC. Our business, financial condition, results of operations, stock price and prospects could be materially and adversely affected by any of these risks or uncertainties. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Quarterly Report on Form 10-Q may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks.
Summary Risk Factors
Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face.  Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found immediately following this risk factor summary. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described immediately following this risk factor summary as part of your evaluation of an investment in our common stock.
•We have incurred net losses every year since our inception, we have no source of product revenue, we expect to continue to incur significant and increasing operating losses and we may never become profitable.
•All of our revenue for recent periods has been received from a single collaboration partner, Merck Sharp & Dohme LLC (formerly Merck Sharp & Dohme Corp.), or Merck, and that revenue will be substantially lower going forward as compared to historical periods.
•In order to complete the development and commercialization of our current and potential future product candidates and to finance our other operations, we will require substantial additional capital that may not be available to us on acceptable terms, or at all, and as a result, we may be required to delay, scale back or discontinue development of our product candidates.
◦In particular, if Merck elects to license NGM621 and its related compounds after completion of the Phase 2 CATALINA trial, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of Phase 3 development.
◦Similarly, if Merck does not elect to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital and/or partner the program in order to proceed to Phase 3 development of NGM621 if supported by the results from the CATALINA trial.
•We need to successfully complete rigorous preclinical and clinical testing of our product candidates before we can seek regulatory approval, and the regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and comparable foreign health authorities are lengthy and inherently unpredictable, and if we are not successful at each step of the process, commercialization of our product candidates will be delayed or prevented.
◦Our most advanced product candidates, NGM621, NGM120, aldafermin and MK-3655, are only in Phase 2 development, may fail to demonstrate safety and efficacy in ongoing and future clinical trials, may never achieve regulatory approval and may not be able to be successfully commercialized due to competition or other factors.

◦Similarly, clinical trials of our other product candidates, including the ongoing trials of NGM707 and NGM831, may fail to produce positive results or to demonstrate safety and efficacy to the satisfaction of health authorities.
•Aldafermin and MK-3655 are being developed for the treatment of nonalcoholic steatohepatitis, or NASH, an indication for which there are no approved products, which makes it difficult to predict the timing, cost and potential success of their clinical development and regulatory approval for the treatment of NASH, as evidenced by the fact that our previously completed Phase 2b ALPINE 2/3 trial of aldafermin in patients with NASH and liver fibrosis stage 2 or 3, or F2 or F3, by the NASH Clinical Research Network classification did not meet its primary endpoint and, as a result, we decided to suspend further development of aldafermin in patients with F2/F3 NASH.
•We may not be able to obtain and maintain the relationships with our current collaborator, Merck, potential future collaborators and other third parties that are necessary to develop, manufacture and commercialize some or all of our product candidates.
◦We depend on our collaboration with Merck for revenue and for the development and commercialization of our product candidates that remain within the scope of the collaboration.
◦In the future we may depend on collaborations with other third parties for revenue and for the development and commercialization of our product candidates and such collaborations involve numerous risks, any of which could materially and adversely affect our business and financial condition.
◦We rely completely on contract manufacturers for the manufacture of our product candidates and the process of manufacturing, and conducting release testing for, our biologic product candidates is complex, highly regulated and subject to many risks, including our current reliance on single source manufacturers and suppliers, difficulties in supply chain, including procuring raw materials and components and the availability of manufacturing slots, and difficulties in production, including scaling up and validating initial production, contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, or difficulties with quality control, product stability or quality assurance testing, any of which could substantially increase our costs and limit supply of our product candidates and any future products needed for clinical trials and commercialization.
•The COVID-19 pandemic continues to adversely impact our business and operations, as well as the businesses or operations of our contract manufacturers, clinical research organizations, clinical trial sites or other third parties with whom we conduct business.
•Our future success depends in part on our ability to attract and retain highly skilled employees, including members of our current senior management team, especially our Chief Scientific Officer, Dr. Jin-Long Chen, and during the ongoing COVID-19 pandemic we have experienced employee attrition at rates higher than we have experienced historically, which may continue or be exacerbated and could have a negative impact on our productivity.
•Our product candidates other than aldafermin and MK-3655 are currently manufactured at a facility in Lithuania. The invasion of Ukraine by Russia and the retaliatory measures taken or that may be taken by the United States, NATO and others, including significant sanctions against Russia, create global security concerns and regional instability, including due to the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
•We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, us.
•Our success depends in significant part upon our ability to obtain and maintain intellectual property protection for our products and technologies.
•We may not successfully identify new product candidates to expand our development pipeline.
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
•We continue to incur increased costs as a result of operating as a public company and our management devotes substantial time to public company compliance initiatives. We are obligated to develop and maintain proper and effective internal control over financial reporting, and, beginning with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022, or the 2021 Annual Report on Form 10-K, we were required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors may lose confidence in our operating results and the price of our common stock could decline.
Risks Related to Our Financial Condition and Capital Needs
We have incurred net losses every year since our inception and have no source of product revenue. We expect to continue to incur significant and increasing operating losses and may never become profitable.
We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net losses were $120.3 million, $102.5 million and $42.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of March 31, 2022, we had an accumulated deficit of $451.4 million.
We expect to continue to incur significant and increasing research and development, or R&D, and other expenses related to our ongoing operations for the foreseeable future, particularly to fund R&D of, and seek regulatory approvals for, our product candidates. We further expect to incur substantial and increasing operating losses in 2022 and over the next several years as our research, development, manufacturing, preclinical studies, clinical trial and related activities and related expenses increase and we expect our accumulated deficit will also increase significantly in future periods. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue outside of our collaboration with Merck. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our product candidates may not advance through development or be approved for commercial sale, we are unable to predict if or when we will generate product revenue or achieve or maintain profitability. For example, in May 2021, we announced that our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with F2/F3 NASH did not meet its primary endpoint, and, as a result, we decided to suspend further development of aldafermin in patients with F2/F3 NASH. Even if we successfully complete development and regulatory processes for other product candidates or of aldafermin in other indications, we anticipate incurring significant costs associated with launching and commercializing any products. If we fail to become profitable or do not sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or cease our operations.
All of our revenue for recent periods has been received from a single collaboration partner, and that revenue will be substantially lower going forward as compared to historical periods.
We do not have any committed external source of funds, other than pursuant to our ongoing collaboration with Merck, which has provided us with substantial financial support since 2015. However, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview of Our Business - Our Merck Collaboration” in Part I, Item 2 of this Quarterly Report on Form 10-Q, the R&D funding we receive from Merck under the collaboration going forward will be substantially lower on an annual and overall basis than the research funding previously provided by Merck due to the narrower scope of the amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement, which amended and restated our then-existing collaboration agreement with Merck, originally entered into in 2015, which, together with amendments made prior to June 30, 2021, we refer to as the Original Collaboration Agreement.
In this regard, for the period that started on April 1, 2022 and ends on March 31, 2024, Merck is committed to fund up to $20.0 million in R&D funding for the ongoing ophthalmology programs (other than NGM621), the cardiovascular or metabolic -, or CVM-, related programs and other smaller laboratory programs subject to the collaboration. Merck is also obligated to fund certain R&D costs related to NGM621 in an amount expected to be up to approximately $20.0 million, until the earlier of Merck's decision to exercise, or not to exercise, its license option with respect to NGM621 and its related compounds (either alone or bundled with all of the other continuing ophthalmology compounds and their respective related compounds) or, March 31, 2024. As a result, we need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs and, to a lesser extent, with respect to programs that are within the scope of the current collaboration under the Amended Collaboration Agreement that we are required to fund (and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement). In addition, our funding requirements would increase for any programs that are within the scope of the current collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs. In particular, if Merck elects to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of Phase 3 development. Similarly, if Merck does not elect to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital and/or partner the program in order to proceed to Phase 3 development of NGM621 if supported by the results from the CATALINA trial.
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
•whether Merck exercises its option to license product candidates upon completion of human proof-of-concept studies, such as its license option for NGM621 upon completion of the Phase 2 CATALINA trial, or at the earlier license option point as specified in the Amended Collaboration Agreement for each such candidate;
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
We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for at least the twelve months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section.
We plan to finance our future cash needs through public or private equity or debt offerings, including under the Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC in June 2020, product collaborations, strategic alliances, licensing arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all. Our ability to raise additional capital through public or private equity or debt offerings may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and the biotechnology industry specifically, resulting from, among other things, the continuing effects of the COVID-19 pandemic, macroeconomic factors including inflation and geopolitical instability, including instability resulting from the invasion of Ukraine by Russia and the related sanctions imposed against Russia.

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
As described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview of Our Business - Our Merck Collaboration” in Part I, Item 2 of this Quarterly Report on Form 10-Q, our continuing Merck collaboration involves a complex allocation of rights, provides for certain R&D funding and, for products for which Merck exercises its license option, if any, provides us with either milestone payments based on the achievement of specified clinical development, regulatory and commercial milestones and royalty-based revenue if certain product candidates are successfully commercialized or a cost and profit share arrangement with the possibility that we would provide sales representatives to co-detail the product candidates that Merck elects to advance in the United States. Under the Amended Collaboration Agreement, the research phase of the collaboration continues generally through March 2024, with possible extensions for each of the various programs to allow us or Merck to complete ongoing development during designated tail periods. The level of R&D funding we expect to receive from Merck going forward will be substantially lower on an annual and overall basis than the R&D funding previously provided by Merck. In addition, we do not know whether Merck will exercise its option to license additional product candidates, such as its license option for NGM621 upon completion of the Phase 2 CATALINA trial within 60 days of Merck's receipt of an agreed-upon data package, or whether Merck will terminate its license to a licensed program under the terms of the Amended Collaboration Agreement or otherwise.
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
We may seek other third-party collaborators for the development and commercialization of any product candidates that are not within the scope of the collaboration with Merck or if Merck elects not to proceed with development of any product candidates that are within the scope of the current collaboration. For example, if Merck does not elect to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital and/or partner the program in order to proceed to Phase 3 development of NGM621 if supported by the results from the CATALINA trial. If we decide to enter into any such arrangements with any third parties, and are successful in doing so, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from any such arrangement will depend on the specific financial terms we reach with any collaborator, as well as each of our collaborators’ abilities to successfully perform the functions assigned to them in such arrangement towards developing, seeking regulatory approval for and commercializing our product candidates.
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
Our product candidates other than aldafermin and MK-3655 are currently manufactured at a facility in Lithuania. Following Russia's invasion of Ukraine in February 2022, the response from the United States and its allies has included both significant sanctions and NATO's deployment of additional military forces to Eastern Europe, including to Lithuania. The invasion of Ukraine and the retaliatory measures taken or that may be taken by the United States, NATO and others, including significant sanctions against Russia, create global security concerns and regional instability, including due to the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
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
Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. After reopening our offices to a hybrid work model in October 2021, with the increased rate of transmission experienced with the Omicron SARS-CoV-2 variant in early 2022, we returned to a more restrictive model, temporarily discouraging in-person meetings and presence on site unless necessary to perform one’s job responsibilities. Although we are operating under a hybrid work model, we may be forced to, or determine that we should, resume a more restrictive remote work model. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we have made and may make in the future with respect to our onsite operations.
Further, the effects of current and future governmental shelter-in-place orders and our remote work policies may materially and adversely impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, since the beginning of the COVID-19 pandemic, the labor market has tightened significantly and we have experienced employee attrition at rates higher than we have experienced historically, together with an increased rate of hiring new employees. Over the last year, the competition to attract, retain and replace employees in the industry has intensified. We cannot predict whether these trends will continue or be exacerbated, the impact of COVID-19 on future productivity or whether or when we may be required to return to a more restrictive work model as the COVID-19 pandemic continues to evolve. Future similar, and perhaps more severe, disruptions in our operations could materially and adversely impact our business, financial condition, results of operations and growth prospects.
As the COVID-19 pandemic continues to evolve, there may be additional negative impacts in the future on our ability to initiate new clinical trial sites, to enroll new patients and to maintain existing patients who are participating in our clinical trials, which may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. Our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also continue to prohibit or discourage patients from enrolling in, or continuing to participate in, our clinical trials. Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID-19 and if their health is impacted by COVID-19, it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials, many of whom are particularly vulnerable, may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to concerns about traveling to sites for required screening and clinical trial visits and procedures. In this regard, during the COVID-19 pandemic, we have experienced, from time to time, a slower pace of clinical site initiation and clinical trial enrollment and a higher subject drop out rate than originally anticipated in certain of our clinical trials. We believe this may have been due to factors such as the vulnerability of our studied patient populations, site staff shortages, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors.
Enrolled patients may also be unable to comply with clinical trial protocols if quarantines, shelter-in-place and similar restrictions continue to impede patient movement or interrupt healthcare services. Accordingly, we have developed and implemented additional clinical study policies and procedures designed to help protect trial participants from exposure to COVID-19 as a result of their trial participation, which include the use of telemedicine visits with trial participants, remote monitoring of clinical trial sites and other measures, as appropriate, designed to ensure that data from our clinical trials that may be temporarily disrupted as a result of safety measures during the COVID-19 pandemic are collected pursuant to the study protocol and consistent with current Good Clinical Practices, or cGCPs, with any material protocol deviation reviewed and approved by the clinical trial sites' institutional review boards, or IRBs, or ethics committees. We may be required to develop and implement additional clinical study policies and procedures to mitigate the evolving effects of the COVID-19 pandemic, which could significantly increase our R&D expenses. General supply chain issues exacerbated during the COVID-19 pandemic may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. For example, recently we were made aware of a shortage of tubes required for taking blood samples, requiring the use of tubes of a different size from those specified in one of our protocols. If any of the foregoing or any future efforts to mitigate the impact of the COVID-19 pandemic on our clinical trials are not successful, or if the effects of the COVID-19 pandemic persist or become more severe, it could materially and adversely affect our clinical development timelines and our ability to obtain regulatory approvals of our product candidates and could significantly increase our costs.
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
While the potential future economic impact caused by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic (as well as the invasion of Ukraine by Russia and the related sanctions imposed against Russia) could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us. In addition, economic recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. We also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Amended Collaboration Agreement, such as NGM621 and its related compounds.
While we expect the COVID-19 pandemic to continue to affect our business operations, the extent of the impact on our clinical development and regulatory efforts, our ability to raise sufficient additional capital on acceptable terms, if at all, the decisions of Merck and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include the emergence and spread of SARS-CoV-2 variants in the United States and other countries, including the potential emergence of variants that may prove especially contagious or virulent, the ultimate duration and severity of the COVID-19 pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the United States and in other countries, business closures or business disruptions, and the effectiveness of vaccination programs and other actions taken globally to contain and treat COVID-19. To the extent the evolving effects of the COVID-19 pandemic adversely affects our business and results of operations, it also may have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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
For example, in the third quarter of 2021, the manufacturer of Abraxane® (paclitaxel protein bound), or Abraxane, reported a shortage of Abraxane to the FDA due to manufacturing delays. Abraxane, also referred to as Nab-paclitaxel, is required for treatment of patients in our ongoing Phase 1/2 NGM120 clinical trial. The Phase 2 portion of the trial (referred to as the PINNACLES trial) is studying NGM120 in combination with gemcitabine and Nab-paclitaxel as first-line treatment in patients with metastatic pancreatic cancer to assess NGM120’s effect on both cancer and cancer-related cachexia. It is possible that if our clinical trial sites are unable to obtain Nab-paclitaxel in a timely fashion, or at all, that enrollment in the Phase 1/2 NGM120 trial could substantially be delayed or precluded altogether.
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
In addition, there is a high failure rate for drugs and biologic products proceeding through clinical trials and failure can occur at any stage of testing. For example, our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with F2/F3 NASH did not meet its primary endpoint and, as a result, we decided to suspend further development of aldafermin in patients with F2/F3 NASH, allowing for the reallocation of resources to advancing our other programs. While we continued, and have completed, enrollment in our Phase 2b ALPINE 4 clinical trial of aldafermin in patients with compensated cirrhosis due to NASH (liver fibrosis stage 4, or F4, by the NASH Clinical Research Network classification), we updated the design of the ALPINE 4 trial, elevating the Enhanced Liver Fibrosis, or ELF, test, a reproducible, quantitative non-invasive liver prognostic test that evaluates liver fibrosis and correlates to liver-related outcomes, to be the primary endpoint for the trial. The ELF test is a composite blood test measuring the presence of three biomarkers associated with liver matrix metabolism. Liver biopsy data will also be measured and reported as a secondary endpoint upon completion of the trial. For more information, see the risk factor titled “Aldafermin, which is wholly-owned by us, as well as MK-3655, which is being developed by our collaborator, Merck, are being developed for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing, cost and potential success of their clinical development and regulatory approval for the treatment of NASH.” We may determine to discontinue any further development of aldafermin in the future, in which case, we will not receive any return on our investment in aldafermin.
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
To date, the data supporting our drug discovery and development programs are derived from laboratory and preclinical studies and earlier-stage clinical trials. Owing in part to the complexity of biological pathways, when used to treat human patients, our product candidates might not demonstrate the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. Success in preclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of our product candidates. In this regard, despite the results reported in our Phase 1 and 2 clinical trials for aldafermin, in Phase 1 clinical trials for MK-3655, NGM621 and NGM120 and in preclinical studies for our other product candidates, including three of our oncology product candidates, NGM707, NGM831 and NGM438, future clinical trials in humans may show that one or more of our product candidates are not safe and effective, in which event we may need to abandon development of such product candidates. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier-stage clinical trials. Similarly, preliminary data and interim results from clinical trials may not be predictive of final results. For example, in spite of the results we had obtained in our Phase 1 trials of aldafermin and in our first Phase 2 trial, in May 2021, we announced that our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with F2/F3 NASH did not meet its primary endpoint.
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
Patients have experienced, and we have reported, serious adverse events, or SAEs, in the treatment arms of our completed trials of MK-3655, NGM621 and aldafermin. Ocular SAEs reported in our ongoing Phase 2 CATALINA trial of NGM621, which remains masked to treatment assignment, include retinal detachment in the non-study eye, development of choroidal neovascularization in the study eye, visual worsening due to arterial occlusive disease in the study eye and decreases of vision, or visual acuity loss, due to worsening geographic atrophy, or GA, in the study and non-study eye. We expect that patients in our clinical trials, including those that are sham- or placebo-controlled with some patients not receiving study drug, will continue to experience adverse events and SAEs and we will continue to monitor those SAEs for any signals of concern regarding the safety and tolerability of our product candidates. For example, cancer patients enrolled in our ongoing clinical trials of NGM120, NGM707 and NGM831, many of whom are suffering from advanced life-threatening illness, have experienced, and we expect will continue to experience, SAEs and other adverse events, which may or may not be drug related. If patients in any of our clinical trials experience a high or unacceptable severity and prevalence of side effects, including particularly SAEs, it could affect patient recruitment or the ability of enrolled patients to complete their treatment in a clinical trial or result in failure to obtain regulatory approval for our product candidates or product liability claims.
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
We are developing aldafermin, and Merck is developing MK-3655, for the treatment of NASH, an indication for which there are no approved products. Implementation of new, or changes to, guidance or interpretations from the FDA or comparable foreign health authorities with respect to approval pathways, such as draft guidance documents from the FDA for the development of products for the treatment of NASH that issued in 2018 and 2019 and from the European Medicines Agency, or EMA, that issued in 2018, may impact the path for regulatory approval for NASH therapies. Further, as we and other companies advance clinical trials for potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve as companies refine their regulatory approval strategies and interact with health authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot currently predict. We updated the design of the ALPINE 4 trial of aldafermin, elevating the ELF test to be the primary endpoint for the trial. Neither the ELF test, nor any other surrogate biomarker endpoints, are currently endorsed by the FDA or EMA as sufficient for granting regulatory approval of products being developed for the treatment of compensated cirrhosis due to NASH (stage F4) and therefore may not be able to be used as a primary endpoint in potential future Phase 3 trials to support regulatory approval for aldafermin.
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
We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development and potential commercialization. We may make incorrect determinations in allocating resources among these product candidates. Our decisions to allocate our R&D, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs, such as our decision to suspend development activities related to multiple metabolic disease product candidates and for aldafermin in patients with F2/ F3 NASH to concentrate our resources elsewhere, also may be incorrect and could cause us to miss valuable opportunities.
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
The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical and biotechnology companies are pursuing the development or marketing of pharmaceuticals that seek to treat the same diseases that we are pursuing with our most advanced product candidates, particularly in the oncology field. Some of these pharmaceuticals in development are active, or seek to be active, against the same targets that our product candidates are engineered to effect, including the targets that are the focus of our immuno-oncology candidates, ILT2, ILT3, ILT4 and LAIR1. It is probable that the number of companies seeking to develop products and therapies for the treatment of cancer, retinal diseases and liver and metabolic diseases will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval and approval or marketing authorization from comparable health authorities such as the European Commission for superior products or for other products that would compete with our product candidates. Many of our competitors have established distribution channels and commercial infrastructure to support the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
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

Although we believe there are no FDA- or EMA-approved therapies that specifically target the signaling pathways that our current product candidates are designed to modulate or inhibit, there are numerous currently approved therapies for treating the same diseases or indications (other than NASH or GA) for which our product candidates may be useful and many of these currently approved therapies act through mechanisms similar to our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products, including branded generic products. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development. For more information regarding the competition that our most advanced product candidates face, or may face, see the discussion of specific competition for each product candidate in “Business-Key Therapeutic Areas and Pipeline Programs” in our 2021 Annual Report on Form 10-K.
In addition, in the third quarter of 2021, Apellis Pharmaceuticals, Inc., or Apellis, presented top-line results from two Phase 3 clinical trials of its product candidate, pegcetacoplan (an anti-complement C3), in patients with GA secondary to age-related macular degeneration. One trial met the primary endpoint of significantly reducing GA progression at a one-year time point in the pegcetacoplan arm versus the sham arm, while the other trial did not meet its primary endpoint. In the first quarter of 2022, Apellis also reported additional data on the safety and efficacy of pegcetacoplan from an un-prespecified 18-month analysis of the two Phase 2 trials and that it plans to submit a new drug application for pegcetacoplan for GA to the FDA in the second quarter of 2022. If Apellis obtains regulatory approval of pegcetacoplan, it may affect our future late-stage clinical trial designs and require added clinical development expense. Additionally, if we obtain regulatory approval of NGM621, we may not be able to compete effectively against pegcetacoplan, which may adversely affect our future revenues and business prospects.
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
•natural disasters, political and economic instability, including wars such as the current military conflict between Russia and Ukraine, terrorism and political unrest, outbreak of disease, including COVID-19 and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and

•regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.
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
Many agents in development for NASH have, or are expected to, opt for an accelerated approval pathway and rely on surrogate endpoints for initial approval. If we or Merck seek accelerated approval for one of our product candidates based on a surrogate endpoint, the FDA may not accept such endpoint, may require additional studies or analysis or may not approve our product candidate on an accelerated basis, or at all. For example, in June 2020, Intercept Pharmaceuticals, Inc., or Intercept, announced that it had received a complete response letter regarding its New Drug Application for obeticholic acid for the treatment of NASH, in which the FDA indicated that it had determined that the predicted benefit of obeticholic acid based on a surrogate histopathologic endpoint was uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that Intercept submit additional post-interim analysis efficacy and safety data from its ongoing Phase 3 study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. In addition, if full approval is granted for another product in the same indication for which we are seeking accelerated approval for one of our product candidates, the accelerated approval pathway may no longer be available to us or Merck for our product candidate.
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
•require that we conduct and complete post-marketing studies;
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
In addition, the stock market in general, and The Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the ongoing COVID-19 pandemic and the Russian invasion of Ukraine, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, macroeconomic factors including inflation or geopolitical instability, including instability resulting from the invasion of Ukraine by Russia and the related sanctions imposed against Russia, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described elsewhere in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.
Because of potential volatility in our trading price and trading volume, we may incur significant costs from class action securities litigation.
Holders of stock in companies that have a volatile stock price frequently bring securities class action litigation against the company that issued the stock. We may be the target of this type of litigation in the future. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit and the time and attention of our management could be diverted from other business concerns, either of which could seriously harm our business. Refer also to the risk factor titled “An active trading market for our common stock may not be sustained and sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.”
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

An active trading market for our common stock may not be sustained and sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Our common stock is currently listed on The Nasdaq Global Select Market under the symbol “NGM” and trades on that market. We cannot ensure that an active trading market for our common stock will be sustained. Accordingly, we cannot ensure the liquidity of any trading market, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.
For the trading days during the three months ended March 31, 2022, the average daily trading volume for our common stock on The Nasdaq Global Select Market was only 237,697 shares. As a result, sales of a substantial number of shares of our common stock in the public market, including pursuant to the Sales Agreement or by any of our large stockholders, or even the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, as a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Securities and Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Certain functional areas of our workforce work remotely on a full- or part-time basis outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of proprietary or confidential information, including personal information, any of which could have a material adverse effect on our business.
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
Privacy and data security laws in the United States at the federal, state and local level are increasingly complex and changing rapidly. For example, at the federal level, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, at the state level, the privacy and data protection landscape is changing rapidly. For example, just over a month after the EU GDPR took effect, the California legislature passed the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents certain rights similar to the individual rights given under the EU GDPR, including the right to access and delete their personal information, opt-out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, including statutory fines for noncompliance and a limited private right of action in connection with certain data breaches. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the states and in United States Congress, reflecting a trend toward more stringent privacy legislation in the United States. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increase our exposure to liability. The CCPA itself will expand substantially as a result of California voters approving a November 2020 ballot measure that adopted the California Privacy Rights Act of 2020, or CPRA, which becomes fully effective on January 1, 2023, and will, among other things, create a new administrative agency to implement and enforce California’s privacy laws. While certain clinical trials activities are exempt from the CCPA’s requirements, other personal information that we handle may be subject to the CCPA, forthcoming CPRA and similar laws, including laws that have been or may be adopted in states other than California, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.
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
Our facilities have experienced electrical blackouts as a result of a shortage of available electrical power. Future blackouts, which may be implemented by the local electricity provider in the face of high winds and dry conditions, could disrupt our operations. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a comprehensive recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. In addition, the sole supplier of clinical drug substances for NGM120, NGM621, NGM707, NGM831 and NGM438 is located in Lithuania, a region that has experienced political unrest. See “We rely completely on CMOs for the manufacture of our product candidates and are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.” If our operations or the operations of third parties providing services to us are disrupted by any such occurrences, our business and future prospects may be negatively affected.
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

Specifically, in order to comply with the requirements of being a public company, we need to undertake various actions, including maintaining effective internal controls and procedures. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In addition, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(b) of the Sarbanes-Oxley Act, and to allow our independent registered public accounting firm to issue an attestation report on the effectiveness of our internal control over financial reporting. Our compliance with Section 404(b) of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit staff, and we have hired and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
Our ability to successfully implement our business plan and comply with Section 404(b) of the Sarbanes-Oxley Act requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an attestation report from our independent registered public accounting firm as required under Section 404(b) of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on the price for our common stock, and could adversely affect our ability to access the capital markets.
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
Our stock price and trading volume is heavily influenced by the way analysts and investors interpret our clinical trial results, any collaborations we may enter into, our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business or publish negative reports about our business, regardless of accuracy, our stock price and trading volume could decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.

Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38853	3.1	4/8/19
3.2	Amended and Restated Bylaws	S-1	333-227608	3.4	9/28/18
10.1+*	Letter Agreement, by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp., dated as of March 30, 2022.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    Filed herewith.
*    Certain confidential information contained in this exhibit has been omitted because it is both not material and is of the type that the Registrant treats as private or confidential.
**    The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of NGM Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGM Biopharmaceuticals, Inc.

Date: May 5, 2022	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director

Date: May 5, 2022	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer
(Principal Financial Officer)