Form 10-K/A
period 2021-12-31
NGM BIOPHARMACEUTICALS INC
filed 2022-05-20
CIK 1426332

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
As of February 23, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 78,049,340.

Audit Firm ID	Auditor Name	Auditor Location
PCAOB ID No. 42	Ernst & Young LLP	Redwood City, California

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form
10-K
are incorporated by reference in Part III, Items
10-14
of this Annual Report on Form
10-K.

EXPLANATORY NOTE
NGM Biopharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Original Filing”) to correct an inadvertent error that was included in Exhibit 31.2 to the Original Filing. In the version of Exhibit 31.2 filed with the Original Filing, the phrase “and internal control over financial reporting (as defined in Exchange Act Rules
13a-15(f)
and
15d-15(f))”
was inadvertently omitted from the introductory language in Section 4 of such exhibit. The Company is filing this Amendment solely for the purpose of correcting the text of the certification contained in Exhibit 31.2 of the Original Filing.
No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the Original Filing (i.e., those events occurring after March 1, 2022) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.
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

NGM Biopharmaceuticals, Inc.

Date: May 20, 2022	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director

Date: May 20, 2022	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer