Form 10-Q
period 2022-06-30
NGM BIOPHARMACEUTICALS INC
filed 2022-08-04
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, the registrant had 80,365,889 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021*
Assets
Current assets:
Cash and cash equivalents	$63,379	$151,795
Short-term marketable securities	234,429	214,458
Related party receivable from collaboration	6,674	4,945
Prepaid expenses and other current assets	14,357	8,082
Total current assets	318,839	379,280
Property and equipment, net	8,480	10,071
Operating lease right-of-use asset	3,087	4,045
Restricted cash	1,499	1,499
Other non-current assets	5,466	7,492
Total assets	$337,371	$402,387
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,873	$5,246
Accrued liabilities	23,940	33,258
Operating lease liability, current	5,229	5,077
Contract liabilities	6,497	17,774
Total current liabilities	42,539	61,355
Operating lease liability, non-current	2,751	5,385
Total liabilities	45,290	66,740
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 79,463 and 77,962 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	79	78
Additional paid-in capital	791,014	754,664
Accumulated other comprehensive loss	(1,077)	(129)
Accumulated deficit	(497,935)	(418,966)
Total stockholders' equity	292,081	335,647
Total liabilities and stockholders' equity	$337,371	$402,387
See accompanying notes to these unaudited condensed consolidated financial statements.
*The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Related party revenue	$8,293	$16,773	$29,241	$38,348
Operating expenses:
Research and development	45,433	43,570	88,239	84,269
General and administrative	9,927	9,823	20,650	18,544
Total operating expenses	55,360	53,393	108,889	102,813
Loss from operations	(47,067)	(36,620)	(79,648)	(64,465)
Interest income, net	543	115	719	229
Other income (expense), net	5	(187)	(40)	—
Net loss	$(46,519)	$(36,692)	$(78,969)	$(64,236)
Net loss per share, basic and diluted	$(0.59)	$(0.48)	$(1.00)	$(0.84)
Weighted average shares used to compute net loss per share, basic and diluted	79,270	77,096	78,650	76,568
See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(46,519)	$(36,692)	$(78,969)	$(64,236)
Other comprehensive (loss) gain, net of tax:
Net unrealized (loss) gain on available-for-sale marketable securities	(400)	23	(948)	1
Total comprehensive loss	$(46,919)	$(36,669)	$(79,917)	$(64,235)
See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	77,962	$78	$754,664	$(129)	$(418,966)	$335,647
Issuance of common stock upon exercise of stock options	125	—	668	—	—	668
Stock-based compensation expense	—	—	7,820	—	—	7,820
Comprehensive loss	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	(32,450)	(32,450)
Balance at March 31, 2022	78,087	$78	$763,152	$(677)	$(451,416)	$311,137
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	1,144	1	17,402	—	—	17,403
Issuance of common stock under employee stock purchase plan	121	—	1,228	—	—	1,228
Issuance of common stock upon exercise of stock options	103	—	993	—	—	993
Issuance of common stock to participants in 401(k) plan	8	—	137	—	—	137
Stock-based compensation expense	—	—	8,102	—	—	8,102
Comprehensive loss	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	(46,519)	(46,519)
Balance at June 30, 2022	79,463	$79	$791,014	$(1,077)	$(497,935)	$292,081

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	70,583	$71	$578,599	$4	$(298,631)	$280,043
Issuance of common stock under offering, net of issuance costs	5,324	5	134,565			134,570
Issuance of common stock upon exercise of stock options	1,001	1	5,906	—	—	5,907
Vesting of common stock from early exercises	5	—	41	—	—	41
Stock-based compensation expense	—	—	6,582	—	—	6,582
Comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(27,544)	(27,544)
Balance at March 31, 2021	76,913	$77	$725,693	$(18)	$(326,175)	$399,577
Issuance of common stock upon exercise of stock options	280	—	1,905	—	—	1,905
Issuance of common stock under employee stock purchase plan	110	—	1,409	—	—	1,409
Issuance of common stock to participants in 401(k) plan	4	—	125	—	—	125
Vesting of common stock from early exercises	—	—	2	—	—	2
Stock-based compensation expense	—	—	6,716	—	—	6,716
Issuance costs under offering	—	—	10	—	—	10
Comprehensive income	—	—	—	23	—	23
Net loss	—	—	—	—	(36,692)	(36,692)
Balance at June 30, 2021	77,307	$77	$735,860	$5	$(362,867)	$373,075

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(78,969)	$(64,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,922	13,298
Reduction in related party contract asset due to Amended Collaboration Agreement with Merck	—	4,600
Depreciation	2,823	3,118
Amortization of premium on marketable securities	793	1,518
Non-cash lease expense	957	890
Other non-cash expenses	434	49
Changes in operating assets and liabilities:
Related party receivable from collaboration	(1,729)	(3,253)
Related party contract asset	—	1,500
Prepaid expenses and other assets	(4,249)	(3,157)
Accounts payable	1,627	(4,522)
Accrued and other liabilities	(9,740)	2,038
Operating lease liability	(2,481)	(2,341)
Contract liabilities	(11,277)	4,963
Net cash used in operating activities	(85,889)	(45,535)
Investing activities
Purchase of marketable securities	(144,048)	(194,525)
Proceeds from maturities of marketable securities	122,336	50,000
Purchases of property and equipment	(1,107)	(1,355)
Net cash used in investing activities	(22,819)	(145,880)
Financing activities
Proceeds from follow on offering, net	—	134,580
Proceeds from Open Market Sale Agreement	17,403	—
Proceeds from exercise of stock options	1,661	7,812
Proceeds from employee stock purchase plan	1,228	1,409
Net cash provided by financing activities	20,292	143,801
Net decrease in cash and cash equivalents	(88,416)	(47,614)
Cash, cash equivalents and restricted cash, at beginning of period	153,294	148,516
Cash, cash equivalents and restricted cash, at end of period	$64,878	$100,902

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases accrued and not yet paid	$54	$77
Right of use asset acquired under operating lease on the adoption of ASC 842	$—	$5,855
Vesting of common stock from early exercises	$—	$43
See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary, NGM Biopharmaceuticals Australia Pty Ltd. ("NGM Australia"), collectively referred to as the Company, is focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying cancer, retinal diseases and liver and metabolic diseases. The Company’s robust portfolio of product candidates range from early discovery to Phase 2b development and include NGM707, NGM831, NGM438, NGM120, NGM621, aldafermin and MK-3655 in clinical development. The Company has additional programs that are in various stages of development ranging from functional validation to preclinical development.
The Company was incorporated in Delaware in December 2007 and commenced operations in 2008. The Company's headquarters are located at 333 Oyster Point Blvd., South San Francisco, California 94080.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and Regulation S-X for interim consolidated financial information. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission, or SEC, on March 1, 2022. These unaudited condensed consolidated financial statements reflect all adjustments that management believes are necessary for a fair presentation of the periods presented. All such adjustments are of a normal recurring nature and are not necessarily indicative of results expected for the full fiscal year ending December 31, 2022, or for any subsequent interim period.
These unaudited condensed consolidated financial statements include the consolidated accounts of NGM Biopharmaceuticals, Inc. and its wholly-owned foreign subsidiary, NGM Australia. All intercompany balances and transactions have been eliminated upon consolidation.
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
Sources and Uses of Liquidity
Since inception, the Company has incurred net losses and generated negative cash flows from operations. During the three and six months ended June 30, 2022, the Company incurred net losses of $46.5 million and $79.0 million, respectively, and in the six months ended June 30, 2022, the Company generated negative cash flows from operations of $85.9 million. As of June 30, 2022, the Company had an accumulated deficit of $497.9 million. The Company expects its accumulated deficit will increase significantly over time and does not expect to experience positive cash flows from operations in the near future.
As of June 30, 2022, the Company had $297.8 million of cash, cash equivalents and short-term marketable securities.

In June 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC. During the three months ended June 30, 2022, approximately 1.1 million shares were sold pursuant to the Sales Agreement for net proceeds to the Company of $17.4 million, after deducting issuance costs. As of June 30, 2022, $109.2 million of the Company's common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
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
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by investing in highly rated money market funds and placing its cash with a bank it believes is highly creditworthy in amounts that may at times exceed federally insured limits. As of June 30, 2022 and December 31, 2021, cash and cash equivalents consisted of bank deposits and investments in money market funds.
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
The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of June 30, 2022, the Company did not record any impairment related to other-than-temporary declines in the fair value of securities.
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
Merck accounted for 100% of the Company’s revenue for the three and six months ended June 30, 2022 and 2021.
Property and Equipment, Net
Property and equipment are recorded at cost and consists of computer equipment, laboratory equipment and office furniture and leasehold improvements. Maintenance and repairs, and training on the use of equipment, are expensed as incurred. Costs that improve assets or extend their economic lives are capitalized. Depreciation is recognized using the straight-line method based on an estimated useful life of the asset, which is as follows:

Computer equipment	3 years
Laboratory equipment and office furniture	3 years
Leasehold improvement	Shorter of life of asset or lease term
Leases
Effective December 31, 2021, the Company was no longer an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended, and as a result, the Company was required to adopt Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), referred to as ASC 842, for the fiscal year beginning January 1, 2021 using a modified-retrospective approach under which the Company recognized and measured leases existing at, or entered into after, January 1, 2021. Accordingly, the Company's condensed consolidated financial statements and information for the periods ended June 30, 2021 have been restated to conform to the new standard.
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

The following table summarizes the effects of adopting ASC 842 on the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2021 (in thousands):

	Six Months Ended June 30, 2021
	Previously Reported	ASC 842 Adjustment	As Adjusted
Operating activities
Noncash lease expense	$—	$890	$890
Changes in operating assets and liabilities:
Deferred rent	(1,451)	1,451	—
Operating lease liability	—	(2,341)	(2,341)
Net cash used in operating activities	$(45,535)	$—	$(45,535)
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of June 30, 2022 and December 31, 2021, no revision to the remaining useful lives or write-down of long-lived assets was required.
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

Net loss per share was computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(46,519)	$(36,692)	$(78,969)	$(64,236)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	79,270	77,096	78,650	76,568
Net loss per share—basic and diluted	$(0.59)	$(0.48)	$(1.00)	$(0.84)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three and Six Months Ended June 30,
	2022	2021
Options to purchase common stock	13,125	11,124
Shares committed under ESPP	485	215
Total	13,610	11,339
Segment and Geographical Information
The Company operates in one business segment. Substantially all of the Company’s long-lived assets, primarily comprised of property and equipment, are based in the United States. For the three and six months ended June 30, 2022 and 2021, the Company’s revenues were entirely within the United States based upon the location of the Company and Merck.
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
3. Fair Value Measurements
Cash equivalents and marketable securities are classified as available-for-sale securities and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of June 30, 2022
U.S. treasury securities	$140,314	$—	$(870)	$139,444
Money market funds	59,296	—	—	59,296
Commercial paper	49,350	—	—	49,350
Corporate and agency bonds	45,842	—	(207)	45,635
Totals	$294,802	$—	$(1,077)	$293,725
Classified as:
Cash and cash equivalents				$59,296
Short-term marketable securities (amortized cost of $235,506)				234,429
Total				$293,725

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2021
U.S. treasury securities	$141,093	$—	$(116)	$140,977
Money market funds	129,763	—	—	129,763
Corporate and agency bonds	64,997	7	(20)	64,984
Commercial paper	8,497	—	—	$8,497
Totals	$344,350	$7	$(136)	$344,221
Classified as:
Cash and cash equivalents				$129,763
Short-term marketable securities (amortized cost of $214,587)				214,458
Total				$344,221
Cash and cash equivalents in the table above excludes cash on deposit with banks of $4.1 million and $22.0 million as of June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022 and December 31, 2021, all of the Company’s marketable securities had remaining contractual maturities of less than one year. At June 30, 2022 and December 31, 2021, the Company had 21 marketable securities in an unrealized loss position for less than twelve months. The Company does not intend to sell marketable securities that are in an unrealized loss position and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by major security type, our available-for-sale securities that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements
As of June 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$139,444	$—	$—	$139,444
Money market funds	59,296	—	—	59,296
Commercial paper	—	49,350	—	49,350
Corporate and agency bonds	—	45,635	—	45,635
Totals	$198,740	$94,985	$—	$293,725

	Fair Value Measurements
As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$140,977	$—	$—	$140,977
Money market funds	129,763	—	—	129,763
Corporate and agency bonds	—	64,984	—	64,984
Commercial paper	—	8,497	—	8,497
Totals	$270,740	$73,481	$—	$344,221
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
There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2022 and year ended December 31, 2021.
4. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is as follows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$63,379	$99,403
Restricted cash	1,499	1,499
Total cash, cash equivalents and restricted cash	$64,878	$100,902
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$25,880	$25,880
Laboratory equipment and office furniture	22,807	21,916
Computer equipment	1,351	1,225
Construction-in-progress	162	18
Total property and equipment, gross	50,200	49,039
Less: accumulated depreciation and amortization	(41,720)	(38,968)
Total property and equipment, net	$8,480	$10,071
Depreciation expense was $1.4 million and $2.8 million for the three and six months ended June 30, 2022, respectively, compared to $1.6 million and $3.1 million for the same periods in 2021.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Clinical trials and research and development costs	$9,655	$12,070
Personnel-related costs	6,763	10,298
Manufacturing costs	3,482	7,773
Accrued expenses	4,040	3,117
Total accrued liabilities	$23,940	$33,258

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
Merck owned approximately 16.3% of the Company's outstanding shares as of June 30, 2022.
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
On March 30, 2022, the Company and Merck entered into a letter agreement, or the Letter Agreement, regarding NGM621 manufacturing activities that the Company is undertaking during the Phase 2 NGM621 CATALINA clinical trial to avoid a significant delay between the completion of that trial and the start of a Phase 3 clinical trial for NGM621. The Company will be responsible for all payments owed to the third-party manufacturer for such activities before Merck decides whether to exercise the ophthalmology bundle option or the NGM621 option following completion of the Phase 2 NGM621 CATALINA clinical trial. If Merck exercises either option, then in addition to paying the one-time option exercise fee to the Company, Merck will also reimburse the Company for certain amounts it paid to the third-party manufacturer, according to the terms of the Letter Agreement and subject to certain limitations. Under the Amended Collaboration Agreement, Merck agreed to provide up to $86.0 million in research funding for the four calendar quarters ending March 31, 2022, which included the remaining $16.0 million of the up to $20.0 million in additional payments Merck agreed to pay as part of exercising its first option to extend the research phase of the collaboration under the Original Collaboration Agreement for two years through March 16, 2022. The Company was obligated to use commercially reasonable efforts to expend, and did spend, at least $35.0 million of such $86.0 million in funding during the same time frame on the ophthalmology and CVM-related programs and Lab Programs as required under the Amended Collaboration Agreement. The Company was permitted to use the remainder of the $86.0 million in research funding provided by Merck during such time frame to advance the released NGM compounds. During the remaining two years of the research phase after March 2022, Merck will provide up to a total of $20.0 million in research funding for the ophthalmology and CVM-related programs and the Lab Programs. Pursuant to the Letter Agreement, the Company may use part of this research funding to cover the costs of its personnel who provide support for the manufacturing activities conducted in preparation for a Phase 3 clinical trial for NGM621. Merck will also fund certain research and development costs related to NGM621, subject to certain limitations, until the earlier of the remaining two years of the research phase after March 2022 or until Merck exercises, or decides not to exercise, its license option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds. After March 2022, the Company, using its own funding, is required to use commercially reasonable efforts to research and develop a specific product candidate directed to a specific ophthalmology target to be ready for starting investigational new drug application-, or IND-, enabling studies by March 31, 2023. If Merck exercises its regular Merck license option with respect to NGM621 or the ophthalmology bundle option for all of the continuing ophthalmology collaboration compounds upon completion of the ongoing Phase 2 CATALINA clinical trial of NGM621 within 60 days of Merck's receipt of an agreed-upon data package and pays the applicable option exercise fee to the Company, then the Company will be obligated to reinvest $5.0 million or up to $15.0 million, respectively, of such option fee to fund research on the ophthalmology and CVM-related continuing programs.
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
The Company concluded that the Amended Collaboration Agreement is a separate arrangement containing a three-year performance obligation to provide distinct research and development services in accordance with ASC 606. The total transaction price under the Amended Collaboration Agreement is $126.4 million and represents the sum of potential funding amounts, including $86.0 million in research funding for the four calendar quarters ending March 31, 2022, $20.0 million in research funding for the ophthalmology and CVM-related continuing programs during the remaining two years of the research phase after March 2022 and $20.4 million in estimated NGM621 reimbursable expenses during the remaining two years of the research phase after March 2022. The Company will continue to re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company continues performing a series of research and development services in the area of both the continuing collaboration compounds and the released NGM compounds and has one performance obligation across all continuing programs. The Company will continue to use the cost-based input method to calculate the amount of revenue to recognize as services are being rendered from April 1, 2021 through March 31, 2024.

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
If Merck exercises its regular Merck license option for NGM621 or the ophthalmology bundle option for all of the continuing ophthalmology collaboration compounds upon completion of the Phase 2 CATALINA clinical trial within 60 days of Merck's receipt of an agreed-upon data package, pays the applicable Merck license option exercise fee to the Company and reimburses the Company for third-party manufacturing payments in accordance with the Letter Agreement this would not result in a modification of the contract as total contract consideration and the Company's performance obligation under the Amended Collaboration Agreement will not change.
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
A breakout of the aggregate milestone payments in connection with the potential achievement of both acceptance of an application for and receipt of regulatory approval for each of the first three indications, for each of the three geographic areas, is as follows (in thousands):

	First Indication	Second Indication	Third Indication	Total
United States	$75,000	$56,250	$37,500	$168,750
European Union	60,000	45,000	30,000	135,000
Japan	30,000	22,500	15,000	67,500
	$165,000	$123,750	$82,500	$371,250
Summary of Related Party Revenue
The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Related party revenue	$8,293	$16,773	$29,241	$38,348
For the three months ended June 30, 2022, the Company recognized collaboration and license revenue of $8.3 million primarily related to reimbursable research and development activities associated with the performance obligation under the Amended Collaboration Agreement under which Merck is providing significantly less annual R&D funding than it had provided through March 31, 2022. Revenue recognized related to the reimbursable research and development activities was recognized using the cost-based input model related to research and development activities.

Related Party Contract Assets and Liabilities
Amounts recognized as revenue prior to the Company having an unconditional right (or a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, the contract asset will be classified in current assets. As of June 30, 2022 and December 31, 2021, the Company did not have a related party contract asset.
Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the contract liability will be classified in current liabilities. As of June 30, 2022 and December 31, 2021, the Company recorded contract liabilities of $6.5 million and $17.8 million, respectively.
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
As of June 30, 2022, the weighted-average remaining lease term for the 333 Oyster Point lease agreement was 1.5 years and the weighted-average discount rate used to determine the Company's operating lease liability was 2.85%. Cash paid for amounts included in the measurement of the lease liabilities were $2.6 million and $2.5 million in the six months ended June 30, 2022 and June 30, 2021, respectively.
During the three and six months ended June 30, 2022 and June 30, 2021, the components of lease costs, which were included in general and administrative expenses on the Company's consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$542	$542	$1,083	$1,083
Variable lease costs (1)	324	309	648	618
Total lease cost	$866	$851	$1,731	$1,701
_____________
(1)Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
As of June 30, 2022, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Year Ending December 31,
2022 (remaining)	$2,687
2023	5,455
Total undiscounted lease payments	8,142
Less: present value adjustment	(162)
Present value of lease liabilities	$7,980

In July 2022, the Company entered into a new operating lease agreement for the 333 Oyster Point facility that will commence on January 1, 2024 and expire on December 31, 2033. See Note 9 for additional details.
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
7. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized, which may be issued at the discretion of the Company’s board of directors. The board of directors may issue shares of preferred stock in one or more series and may fix the number, rights, preferences, privileges and restrictions on such shares. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. As of June 30, 2022, the Company does not have any shares of preferred stock issued or outstanding.
Common Stock
As of June 30, 2022 and December 31, 2021, the Company had reserved shares of common stock for issuance as follows (in thousands):

	June 30, 2022	December 31, 2021
Reserve balance for Sales Agreement	13,038	14,183
Common stock options outstanding	13,125	10,485
Common stock options available for grant	6,949	6,698
ESPP shares available for purchase	386	507
401(k) Matching Plan (1)	192	18
Total	33,690	31,891
____________
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
Open Market Sale Agreement
In June 2020, the Company entered into the Sales Agreement with Jefferies relating to the sale of shares of its common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as its sales agent. During the three months ended June 30, 2022, approximately 1.1 million shares were sold pursuant to the Sales Agreement for net proceeds to the Company of $17.4 million, after deducting issuance costs. As of June 30, 2022, $109.2 million of the Company’s common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.

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
Stock Option Activity
A summary of the activity under the 2008 Plan and the 2018 Plan is as follows:

	Outstanding Options		Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
	Number of Options (In Thousands)	Weighted Average Exercise Price
Balances at December 31, 2021	10,485	$15.79	6.68	$52,349
Options granted	3,423	15.19
Options exercised	(228)	7.31
Options cancelled	(555)	21.19
Balances at June 30, 2022	13,125	$15.55	7.00	$22,421
Vested and expected to vest at June 30, 2022	12,661	$15.43	6.91	$22,420
Exercisable at June 30, 2022	8,680	$13.36	5.78	$22,421
The aggregate intrinsic values of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $10.15 per share and $19.23 per share, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $1.8 million and $26.7 million, respectively. Due to the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the three and six months ended June 30, 2022 and 2021.
Stock-Based Compensation Expense
Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was calculated based on awards previously granted to employees, directors and nonemployees that are ultimately expected to vest and has been reduced for estimated forfeitures.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$4,411	$3,738	$8,622	$7,309
General and administrative	3,691	2,978	7,300	5,989
Total stock-based compensation expense	$8,102	$6,716	$15,922	$13,298
Employee Stock Purchase Plan
Under the ESPP, eligible employees are granted the right to purchase shares of the Company's common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. As of June 30, 2022, 614,366 shares of common stock had been purchased under the ESPP.
8. Income Taxes
Since inception, the Company has incurred net losses and expects to record a net loss for the year ending December 31, 2022. Additionally, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company did not record a tax provision for income taxes for the three and six months ended June 30, 2022 and 2021.
9. Subsequent Event
In July 2022, the Company entered into an operating lease agreement, or the 2024 Lease Agreement, for its corporate office space and laboratory facility at 333 Oyster Point Blvd., South San Francisco, California, which the Company currently occupies pursuant to a sublease agreement that is scheduled to expire on December 31, 2023. Pursuant to the 2024 Lease Agreement, the lease term with the new landlord begins on January 1, 2024 and expires on December 31, 2033, and the Company will pay an initial monthly base rent of approximately $0.9 million for the first year, which is subject to increase at an annual rate of 3.5% each year thereafter, plus certain operating and tax expenses. Base rent during the initial ten-year term of the 2024 Lease Agreement will total $124.1 million. The 2024 Lease Agreement provides a tenant improvement allowance of approximately $4.9 million. The Company has an option to extend the 2024 Lease Agreement for a period of either eight or ten years after the initial term. In July 2022, pursuant to the 2024 Lease Agreement, the Company provided the landlord with a letter of credit in the amount of $2.5 million, which the landlord may draw from upon the occurrence of certain events provided in the lease.

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
Overview of Our Business
We are a biopharmaceutical company focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying retinal diseases, cancer and liver and metabolic diseases. These diseases represent a significant burden for patients and healthcare systems and, in some cases, are leading causes of morbidity and mortality. Since the commencement of our operations in 2008, we have generated a robust portfolio of product candidates ranging from early discovery to Phase 2b development. Currently, we have seven programs in clinical development, including four in Phase 2 or 2b studies, across three therapeutic areas: cancer, retinal diseases and liver and metabolic diseases. Our biology-centric drug discovery approach aims to seamlessly integrate interrogation of complex disease-associated biology and protein engineering expertise to unlock proprietary insights that are leveraged to generate promising product candidates and enable their rapid advancement into proof-of-concept studies. As explorers on the frontier of life-changing science, we aspire to operate one of the most productive research and development engines in the biopharmaceutical industry. All therapeutic candidates in our pipeline have been generated by our in-house discovery engine led by biology and motivated by unmet patient need.
Pipeline Programs and Operational Updates
Pipeline Programs
We currently have seven product candidates in the clinic, five wholly-owned by us (NGM707, NGM831, NGM438, NGM120 and aldafermin), one being progressed by our collaborator, Merck Sharp & Dohme LLC, or Merck (MK-3655), and one optionable by Merck (NGM621).
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
•We are conducting an open-label, Phase 1 portion of a Phase 1/2 clinical trial evaluating NGM707 as a monotherapy and in combination with KEYTRUDA® (pembrolizumab) for the treatment of patients with advanced solid tumors. We expect to enroll approximately 180 patients in this trial. Both the Phase 1a dose-finding cohort of the trial evaluating NGM707 as a monotherapy and the Phase 1b cohort evaluating NGM707 in combination with pembrolizumab, which we initiated in the second quarter of 2022, are ongoing.
•Looking forward: We anticipate a readout of initial data from the Phase 1a cohort in the fourth quarter of 2022. The Phase 1a/1b portions of the trial are expected to be followed by Phase 2 expansion cohorts in specific tumor types.
•NGM831. NGM831 is an antagonist antibody that is designed to block the interaction of the Immunoglobulin-like transcript 3, or ILT3 (also known as LILRB4) receptor, with fibronectin, as well as other cognate ligands. For tumors in which both ILT3 and fibronectin are upregulated, the ILT3-fibronectin signaling pathway may act as a "stromal checkpoint" to repress myeloid cell function and inhibit anti-tumor immunity. By inhibiting ILT3's interaction with fibronectin and its other ligands, we believe NGM831 has the potential to mobilize a patient's own immune system to fight tumors by shifting myeloid cells from a suppressive state to a stimulatory state and promoting antitumor activity.
•In March 2022, we initiated an open-label, Phase 1 portion of a Phase 1/1b clinical trial to evaluate NGM831 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced solid tumors. We expect to enroll up to approximately 80 patients in this trial. The Phase 1a dose-finding cohort of the trial evaluating NGM831 as a monotherapy is ongoing. The Phase 1b cohort will evaluate NGM831 in combination with pembrolizumab in patients with advanced solid tumors.
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
•In May 2022, we initiated an open-label, Phase 1 portion of a Phase 1/1b clinical trial to evaluate NGM438 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced solid tumors. We expect to enroll up to approximately 80 patients in this trial. The Phase 1a dose-finding cohort of the trial evaluating NGM438 as a monotherapy is ongoing. The Phase 1b cohort will be a dose-ranging study of NGM438 in combination with pembrolizumab in patients with advanced solid tumors.
•NGM120. NGM120 is an antagonist antibody that binds to glial cell-derived neurotrophic factor receptor alpha-like, or GFRAL, and is designed to block the effects of elevated serum levels of growth differentiation factor 15, or GDF15. We designed NGM120 as a potent, humanized monoclonal antibody inhibitor of GFRAL with the potential for once-monthly or less frequent dosing. Preclinical studies suggest that NGM120 may reduce tumor growth and improve survival in syngeneic orthotopic pancreatic tumor models in mice.
•We are conducting a Phase 1/2 clinical trial to assess NGM120’s effect on cancer and cancer-related cachexia in patients with select advanced solid tumors, metastatic pancreatic cancer and metastatic castration-resistant prostate cancer, or mCRPC. The trial includes:
•a Phase 1a cohort evaluating NGM120 as a monotherapy in patients with select advanced solid tumors,
•a Phase 1b cohort evaluating NGM120 in combination with gemcitabine and Nab-paclitaxel in patients with metastatic pancreatic cancer,
•an additional Phase 1b cohort testing NGM120 in combination with one or more lines of hormone therapies in patients with mCRPC and

•a Phase 2 cohort evaluating NGM120 in combination with gemcitabine and Nab-paclitaxel as first-line treatment in patients with metastatic pancreatic cancer (referred to as the PINNACLES trial).
We are currently enrolling patients into the Phase 2 cohort.
•Looking forward: We plan to report additional data from the Phase 1a cohort and from the Phase 1b metastatic pancreatic cancer cohort of our Phase 1/2 NGM120 trial in the third quarter of 2022. We also expect to enroll our first patient in the additional Phase 1b cohort in the third quarter of 2022.
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
•Looking forward: We expect to report topline data from the Phase 2 CATALINA trial in the fourth quarter of 2022, to be followed by a planned presentation of results at a medical conference in the same quarter. If supported by the results of the CATALINA trial, we plan to use such trial results and input from the FDA to inform Phase 3 planning and design for NGM621. Merck has a one-time option to license NGM621 and its related compounds upon completion of the ongoing Phase 2 CATALINA clinical trial (either alone or bundled with all of the other ophthalmology compounds and their respective related compounds included within the scope of the current collaboration with Merck) within 60 days of Merck's receipt of an agreed-upon data package for each of the programs.
•Liver and metabolic diseases.
•Aldafermin. Aldafermin is an engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection. Aldafermin is wholly-owned by us. Aldafermin is in Phase 2b development in the fully enrolled ALPINE 4 trial for the treatment of patients with compensated cirrhosis due to non-alcoholic steatohepatitis, or NASH (liver fibrosis stage 4, or F4, by the NASH Clinical Research Network classification). The ALPINE 4 clinical trial is designed to evaluate the treatment effect of aldafermin over 48 weeks.
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
We do not own, and have no plans to establish, any manufacturing facilities. All of our manufacturing activities are outsourced to third-party contract development and manufacturing organizations or third-party contract manufacturing organizations, which we refer to collectively as CMOs, which are generally single-source suppliers of the drug product or drug substance they are manufacturing for us. We also utilize third-party contract research organizations, or CROs, to carry out many of our clinical development activities. We expect to be reliant on CMOs and CROs for these activities for the foreseeable future. Significant portions of our research and development, or R&D, resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. If our CROs and CMOs fail to satisfy their contractual duties to us or meet expected deadlines or if our CMOs experience difficulties in scaling production, higher than anticipated costs or lower than anticipated yields, product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, difficulties with quality control, product stability or quality assurance testing, or difficulties procuring raw materials or components as a result of the ongoing COVID-19 pandemic or otherwise, our ongoing and planned trials and possible acceleration or expansion of those trials may be delayed, perhaps substantially, or abandoned, which could materially and adversely affect our business. For example, while we initiated the Phase 1/1b clinical trial of NGM831 in March 2022 and the Phase 1/1b clinical trial of NGM438 in May 2022, our planned individual new drug application, or IND, submissions for NGM438 and NGM831 were delayed due to challenges at one of our CMOs with respect to the manufacture of those product candidates, primarily related to analytical method qualification and release testing. It is possible that we could experience further supply-related delays that would create supply challenges and possible timing delays for ongoing and planned clinical trials or delay the commencement of first-in-human testing of future product candidates. In addition, there is increased competition in the biotechnology industry for CMO manufacturing slots and other capabilities generally, which has had, and may continue to have, a negative impact on the availability of manufacturing capacity and therefore our ability to supply clinical trial materials for planned, ongoing, accelerated or expanded clinical trials. Our CMOs’ facilities and operations have also been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff. Changes in economic conditions, supply chain constraints, labor, raw material and component shortages and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. These supply chain effects, increased competition and higher costs of acquired goods and services may negatively impact our business operations and our financial results.
In addition, all of our product candidates other than NGM621, aldafermin and MK-3655 are currently manufactured solely at a facility in Lithuania. Following Russia's invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, including to Lithuania. The ongoing invasion of Ukraine and the retaliatory measures taken or that may be taken by the United States, NATO and others, including significant sanctions against Russia, create global security concerns and regional instability, including due to the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
In July 2022, we entered into an operating lease agreement, or the 2024 Lease Agreement, for our existing corporate office space and laboratory facility at 333 Oyster Point Blvd., South San Francisco, California, which allows us to remain in our existing facilities through December 31, 2033, subject to our compliance with the 2024 Lease Agreement. We also have an option to extend the 2024 Lease Agreement for a period of either eight or ten years after the initial ten-year term of January 1, 2024 to December 31, 2033.

We seek to allocate our capital efficiently and strategically and fund our portfolio based on each program’s scientific and other merits. Our discipline has been demonstrated by our decision not to proceed with development activities on multiple potentially viable product candidates for portfolio management reasons to concentrate our resources on what we consider our most promising product candidates. Given the substantial decrease in research funding we will now receive from Merck as compared to historical periods commensurate with the decreased collaboration scope described below, going forward we will need to devote a substantial amount of our own financial resources to fund our R&D programs, and we may need to delay or suspend development activities on product candidates that we consider promising unless and until we are able to raise sufficient additional capital and/or we will need to enter into additional collaborations in order to proceed with such development through to regulatory approval.
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
Under the Amended Collaboration Agreement, Merck is providing significantly less annual R&D funding than it had provided through March 31, 2022. In this regard, for the period that started on April 1, 2022 and ends on March 31, 2024, Merck will provide up to $20.0 million of R&D funding for the ophthalmology programs (other than NGM621), the CVM-related programs and the Lab Programs. Pursuant to the letter agreement that we entered into with Merck on March 30, 2022, or the Letter Agreement, we may use part of this R&D funding to cover our personnel costs for supporting manufacture of NGM621 for use in a possible Phase 3 clinical trial. If the parties mutually agree to extend the research phase for the CVM-related programs from March 31, 2024 to March 31, 2026, then Merck will provide up to a total of $20.0 million in R&D funding during the additional two years of the CVM program research phase. Merck will also fund certain R&D costs related to NGM621, in an amount expected to be up to approximately $20.0 million, until the earlier of Merck's decision to exercise, or not to exercise, its License Option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds (as described below) or, March 31, 2024. During the period before Merck’s decision, we are responsible under the Letter Agreement for paying all amounts owed to third parties for NGM621 manufacturing activities performed in anticipation of a Phase 3 clinical trial. If Merck decides to exercise its License Option, Merck will reimburse us for certain amounts we paid to such third parties, according to the terms of the Letter Agreement and subject to certain limitations, in addition to paying us the one-time option exercise fee described below.
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
Because, under the Amended Collaboration Agreement, the level of R&D funding from Merck going forward will be substantially lower on an annual and overall basis than the R&D funding previously provided by Merck prior to April 2022, we need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs, and, to a lesser extent, with respect to programs that are within the scope of the collaboration under the Amended Collaboration Agreement that we are required to fund. In addition, our funding requirements would increase for any programs that are within the scope of the current collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs, which could include NGM621. Accordingly, we will need to raise significant additional capital and/or we will need to enter into additional collaborations in order to proceed with development through regulatory approval and commercialization of our current and potential future product candidates. Neither may be possible and, as a result, if adequate funds are not available when we need them, we may need to significantly delay, scale back or discontinue development of some or all of such product candidates or scale back or discontinue discovery efforts, which could have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether. In particular, if Merck elects to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of Phase 3 development as described above. Similarly, if Merck does not elect to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital and/or partner the program in order to proceed to Phase 3 development of NGM621 if supported by the results from the CATALINA trial.
For more information on the terms of the Amended Collaboration Agreement, see Note 5, “Research Collaboration and License Agreements,” of the notes to audited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financial Highlights
Since inception, we have funded our operations primarily through:
•fees received from collaboration partners, which since inception through June 30, 2022 includes reimbursement of R&D expenses of $514.0 million and upfront cash licensing fees of $123.0 million, primarily from Merck, and a payment of $20.0 million from Merck to license MK-3655 and related compounds;
•proceeds from private placements of convertible preferred stock prior to our initial public offering, or IPO, including approximately $106.0 million of our Series E convertible preferred stock purchased by Merck;
•net proceeds from our IPO in 2019 of approximately $107.8 million, together with proceeds from the concurrent private placement of shares of common stock to Merck of $65.9 million;
•net proceeds of $134.6 million from the sale of 5,324,074 shares of our common stock in January 2021 upon completion of an underwritten public offering of our common stock, or the follow-on offering, which included the full exercise by the underwriters of their option to purchase additional shares; and
•net proceeds of $39.5 million through June 30, 2022 from sales of approximately 2.0 million shares of our common stock under an Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC, or Jefferies, in June 2020.
At June 30, 2022, we had $297.8 million in cash, cash equivalents and short-term marketable securities.
We have incurred net losses each year since our inception. As of June 30, 2022, we had an accumulated deficit of $497.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our R&D programs and general and administrative, or G&A, costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other R&D activities, and the amount of R&D funding we receive from Merck or future collaboration partners, if any. For further discussion of our financial position and future sources of funding, see “Liquidity and Capital Resources” below.
COVID-19 Business Update
We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and have taken and continue to take proactive efforts designed to protect the health and safety of our patients, employees, clinical trial investigators and site staff, while maintaining business continuity. We are currently operating under a hybrid work model where some employees work on site, others work remotely and others work a combination of on site and remote. There have been relatively minor impacts on overall productivity in our prior primarily remote and our current hybrid work model. However, since the beginning of the COVID-19 pandemic, we have experienced employee attrition at rates higher than we experienced historically, resulting in an increased rate of hiring new employees. We cannot predict whether these trends will continue or be exacerbated, the impact of COVID-19 on future productivity or whether or when we may be required to return to a more restrictive work model as the pandemic continues to evolve.
During the COVID-19 pandemic, we have experienced, from time to time, a slower pace of clinical trial site initiation and clinical trial enrollment and/or a higher subject drop-out rate than originally anticipated in certain of our clinical trials. We believe this may have been due to factors such as the vulnerability of our studied patient populations, clinical trial site suspensions, reallocation of medical resources, site staff shortages and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors. We have been proactively working to mitigate these and other effects of the COVID-19 pandemic by monitoring site initiations, patient enrollment and patient study adherence to provide support to patients and trial staff, often on a case-by-case and/or patient-by-patient basis. While the COVID-19 pandemic has not yet resulted in a significant impact to our disclosed clinical development timelines, as the COVID-19 pandemic continues to evolve, including the emergence of new variants, there may continue to be negative impacts on our ability to initiate new clinical trial sites, to enroll new patients and to retain existing patients participating in our clinical trials. These negative impacts may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. Moreover, we rely on CROs and other third parties to assist us with clinical development activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.
In addition, while we have not yet experienced significant disruption to drug or related component supply for our ongoing clinical trials due to the COVID-19 pandemic, our contract manufacturers' facilities and operations have been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff. These difficulties have resulted in some delays in early development timelines and we could experience more significant disruptions to our supply chain and operations as a result of the evolving effects of the continuing COVID-19 pandemic. If our contract manufacturers are required to obtain an alternative source of certain raw materials and components, for example, additional testing, validation activities and regulatory approvals may be required, which can also have a negative impact on timelines. Any associated delays in the manufacturing and supply of drug substance and drug product for our clinical trials could adversely affect our ability to conduct ongoing and future clinical trials of our product candidates on our anticipated development timelines. If any of our contract manufacturers or raw materials or components suppliers become subject to acts or orders of U.S. or foreign government entities requiring them to allocate or prioritize manufacturing capacity, raw materials and components to the manufacture or distribution of COVID-19 vaccines or medical supplies needed to test or treat COVID-19 patients, this could delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.
While the potential future economic impact caused by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic (as well as the ongoing invasion of Ukraine by Russia and the related sanctions imposed against Russia) could result in significant and prolonged disruption of global financial markets, and our ability to raise additional capital through public or private equity or debt offerings may be adversely impacted by disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and in the biotechnology industry specifically, which could negatively affect the financial resources available to us. In addition, economic recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. Finally, we also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Amended Collaboration Agreement, such as NGM621 and its related compounds. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Financial Operations Overview
Related Party Revenue
Our revenue to date has been generated primarily from recognition of license fees and R&D service funding pursuant to our collaboration with Merck. Merck is also a significant stockholder and, as such, collaboration revenue from Merck is referred to as related party revenue.
Since the Company's inception through June 30, 2022, Merck paid us $589.1 million pursuant to the terms of our collaboration. Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in future periods given the substantial decrease in the level of funding we receive from Merck beginning in April 2022 under with the Amended Collaboration Agreement commensurate with the decreased collaboration scope. As a result, we believe that period-to-period comparisons of our revenue may not be meaningful and should not be relied upon as being indicative of future performance.
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
Our related party revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Related party revenue	$8,293	$16,773	$29,241	$38,348
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
As a result of the substantial decrease in the level of funding we receive from Merck beginning in April 2022 under the Amended Collaboration Agreement commensurate with the decreased collaboration scope as described above, we need to devote a substantial amount of our own financial resources to our development programs, particularly with respect to our wholly-owned programs and, to a lesser extent, with respect to programs that are within the scope of the Amended Collaboration Agreement that we are required to fund, as described above. In addition, our funding requirements would increase for any programs that are within the scope of the collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs. In particular, if Merck elects to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of Phase 3 development as described above. Similarly, if Merck does not elect to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital and/or partner the program in order to proceed to Phase 3 development of NGM621 if supported by the results from the CATALINA trial. For the foreseeable future, we anticipate a significant portion of our financial resources, other than those received from Merck which are dedicated to activities under the Amended Collaboration Agreement, will be directed to activities required to initiate and advance clinical trials of our oncology programs, to prepare for the manufacture of NGM621 in anticipation of a potential Phase 3 trial and to complete the Phase 2b ALPINE 4 clinical trial of aldafermin.
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
We anticipate that our G&A expenses will increase in the future to support our continued and increasing R&D activities. These increases will likely include increased costs related to the hiring of additional personnel, as well as fees paid to outside consultants, lawyers and accountants, among other expenses, and an increase in operating lease expenses under the 2024 Lease Agreement beginning in 2024. Additionally, we anticipate continued

increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and related Securities and Exchange Commission, or SEC, requirements and costs related to insurance, investor relations and compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. In addition, we may incur expenses associated with negotiating and entering into agreements with collaboration partners and with building a sales organization in connection with, and prior to, potential future regulatory approval and commercialization of our product candidates.
Results of Operations
Our results of operations were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Related party revenue	$8,293	$16,773	$(8,480)	$29,241	$38,348	$(9,107)
Operating expenses:
Research and development	45,433	43,570	1,863	88,239	84,269	3,970
General and administrative	9,927	9,823	104	20,650	18,544	2,106
Total operating expenses	55,360	53,393	1,967	108,889	102,813	6,076
Loss from operations	(47,067)	(36,620)	(10,447)	(79,648)	(64,465)	(15,183)
Interest income, net	543	115	428	719	229	490
Other income (expense), net	5	(187)	192	(40)	—	(40)
Net loss	$(46,519)	$(36,692)	$(9,827)	$(78,969)	$(64,236)	$(14,733)
Related Party Revenue from Merck
Revenue decreased $8.5 million and $9.1 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to a decrease in R&D revenue under the Amended Collaboration Agreement with Merck.
Under the Amended Collaboration Agreement, from April 1, 2022 until March 31, 2024, Merck will provide up to $20.0 million of R&D funding for the ophthalmology programs (other than NGM621), the CVM-related programs and the Lab Programs. If the parties mutually agree to extend the research phase for the CVM-related programs from March 31, 2024 to March 31, 2026, then Merck will provide up to a total of $20.0 million in R&D funding during the additional two years of the CVM program research phase. Merck will also fund certain R&D costs related to NGM621 in an amount expected to be up to approximately $20.0 million, until the earlier of Merck's decision to exercise, or not to exercise, its License Option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds or, March 31, 2024. In this regard, our related party revenue from Merck has decreased substantially in 2022 compared to 2021 and is expected to continue to remain at a significantly lower level through March 31, 2024.
Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate during the remainder of the collaboration.

Research and Development Expenses
Our R&D expenses by program were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
External R&D expenses:
NGM707 (Anti-ILT2/ILT4 dual antagonist)	$7,880	$1,056	$11,558	$2,221
NGM621 (C3 inhibitor)	4,783	5,491	10,269	9,177
Aldafermin (FGF19 analog)	2,881	9,474	7,243	19,072
NGM120 (GFRAL antagonist)	2,536	2,235	4,015	3,596
NGM438 (LAIR1 antagonist)	1,291	956	3,313	2,471
NGM831 (ILT3 antagonist)	1,520	650	3,259	1,318
Other external R&D expenses	705	914	825	1,224
Total external R&D expenses	21,596	20,776	40,482	39,079
Personnel-related expenses	15,435	14,192	31,330	28,461
Internal and unallocated R&D expenses (1)	8,402	8,602	16,427	16,729
Total R&D expenses	$45,433	$43,570	$88,239	$84,269
_____________
(1)Internal and unallocated R&D expenses consist primarily of research supplies and consulting fees, which we deploy across multiple R&D programs.
R&D expenses increased $1.9 million and $4.0 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to increases in external expenses, driven by our ongoing clinical trials of NGM707, NGM621, NGM831, NGM120 and NGM438 and personnel-related expenses, partially offset by a decrease in expenses for our manufacturing activities and our clinical trials of aldafermin.
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
•NGM707: continuing enrollment in the Phase 1a/1b portion of the ongoing Phase 1/2 clinical trial and preparing for a readout of initial data from the Phase 1a cohort in the fourth quarter of 2022;
•NGM120: continuing enrollment in the Phase 2 PINNACLES portion of the ongoing Phase 1/2 clinical trial, enrolling in the Phase 1b cohort of the trial in patients with mCRPC and preparing to report additional data from the Phase 1a cohort and data from the Phase 1b metastatic pancreatic cancer cohort of the trial in the third quarter of 2022;
•NGM831: continuing enrollment in the Phase 1 portion of the Phase 1/1b clinical trial;
•NGM438: continuing enrollment in the Phase 1 portion of the Phase 1/1b clinical trial which was initiated in May 2022; and
•Aldafermin: continuing treatment of patients in the fully enrolled Phase 2b ALPINE 4 clinical trial and preparing to report topline data from that trial in the first half of 2023.
General and Administrative Expenses
G&A expenses increased $0.1 million and $2.1 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase in the six months ended June 30, 2022 was primarily due to an increase in headcount and an increase in stock-based compensation expense of $1.3 million.
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

Liquidity and Capital Resources
Funding Requirements
We have no products approved for commercial sale, have not generated any revenue from product sales to date and we are not and may never be profitable. We have incurred losses in each year since commencing operations, and we expect to incur significant and increasing operating losses in 2022 and over the next several years. As of June 30, 2022, we had an accumulated deficit of $497.9 million, and we expect our accumulated deficit will increase significantly over time.
We have an active discovery research group and multiple pipeline programs in development. We have spent, and expect to continue to spend, significant resources to fund R&D of, and seek regulatory approvals for, our product candidates for the foreseeable future as our research, development, manufacturing, preclinical studies, clinical trial and related activities increase.
Prior to 2022, we received substantial R&D funding from our collaboration with Merck. However, under the narrower scope of the Amended Collaboration Agreement, R&D funding from Merck beginning April 2022 is substantially lower on an annual and overall basis than the R&D funding previously provided by Merck and we can no longer use R&D funding from Merck to support the development of any of our wholly-owned oncology programs, including NGM707, NGM831, NGM438 and NGM120. As a result, we need to fund not only our currently wholly-owned programs going forward, but also certain activities that remain within the scope of the ongoing collaboration with Merck that we are required to fund ourselves (and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement). In addition, we need to fund any programs that are within the scope of the current collaboration with Merck in the event Merck does not elect to license these programs and we decide to continue to develop them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue to develop it or in the event we opt to co-develop any program Merck elects to license. In particular, if Merck elects to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of Phase 3 development as described above. Similarly, if Merck does not elect to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital and/or partner the program in order to proceed to Phase 3 development of NGM621 if supported by the results from the CATALINA trial.
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
In 2021 and 2020, our G&A expenses were $36.9 million and $27.2 million, respectively. Beginning in 2022 and over the next several years, we expect our G&A expenses to increase moderately as we continue to hire additional personnel to support our growing R&D activities and as we continue to incur the increased costs associated with being a public company. Beginning in 2024, our operating lease costs will increase pursuant to the 2024 Lease Agreement we entered into in July 2022 for our current corporate office space and laboratory facilities in South San Francisco, California. Our current sublease will expire on December 31, 2023. The 2024 Lease Agreement will commence on January 1, 2024 and expire on December 31, 2033. We will pay an initial monthly base rent of approximately $0.9 million for the first year, which is subject to increase at an annual rate of 3.5% each year thereafter, plus certain operating and tax expenses.
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

Sources of Liquidity
Cash and Investments
As of June 30, 2022, we had cash and cash equivalents of $63.4 million and short-term marketable securities of $234.4 million.
Merck Collaboration
The revenue we receive under the Amended Collaboration Agreement with Merck is currently our only source of revenue. For the period that started on April 1, 2022 and ends on March 31, 2024, Merck is committed to fund up to $20.0 million of R&D funding for the ophthalmology programs (other than NGM621), the CVM-related programs and the Lab Programs. Merck is also obligated to fund certain R&D costs related to NGM621 in an amount expected to be up to approximately $20.0 million, until the earlier of Merck's decision to exercise, or not to exercise, its license option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds or, March 31, 2024. See “Overview of Our Business – Our Merck Collaboration” above.
Other Sources of Capital
In June 2020, we entered into the Sales Agreement with Jefferies. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as our sales agent. In the second quarter of 2022, approximately 1.1 million shares of our common stock were sold under the Sales Agreement for net proceeds to the Company of $17.4 million. As of June 30, 2022, $109.2 million of our common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
We plan to finance our future cash needs through public or private equity or debt offerings, including under the Sales Agreement, product collaborations, strategic alliances, licensing arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all.
Our ability to raise additional capital through public or private equity or debt offerings may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and in the biotechnology industry specifically, resulting from, among other things, the continuing effects of the COVID-19 pandemic, including the emergence of new variants, macroeconomic factors including inflation and geopolitical instability, including instability resulting from the ongoing invasion of Ukraine by Russia and the related sanctions imposed against Russia. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, any securities that we may issue may have rights senior to those of our common stock and could contain covenants or protective rights that would lead to restrictions on our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
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

Cash Flow Activity
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(85,889)	$(45,535)
Investing activities	(22,819)	(145,880)
Financing activities	20,292	143,801
Net decrease in cash, cash equivalents and restricted cash	$(88,416)	$(47,614)
Operating Activities
In the six months ended June 30, 2022, net cash used in operating activities was $85.9 million, which consisted of a net loss of $79.0 million, adjusted for non-cash charges of $20.9 million and a change in operating assets and liabilities of $27.8 million. The non-cash charges consisted primarily of stock-based compensation expense of $15.9 million and depreciation expense of $2.8 million. The change in operating assets and liabilities was mainly driven by decreases in contract liabilities of $11.3 million, accrued liabilities of $9.7 million and the operating lease liability of $2.5 million, and increases in prepaid expenses and other current assets of $4.2 million and the related party receivable of $1.7 million.
In the six months ended June 30, 2021, net cash used in operating activities was $45.5 million, which consisted of a net loss of $64.2 million, adjusted for non-cash charges of $23.5 million and a change in operating assets and liabilities of $4.8 million. The non-cash charges consisted primarily of stock-based compensation expense of $13.3 million, a decrease in related party contract assets due to the Amended Collaboration Agreement with Merck of $4.6 million and depreciation expense of $3.1 million. The change in operating assets and liabilities was mainly driven by increases in contract liabilities of $5.0 million, increases in prepaid expenses and other current assets of $3.2 million and the related party receivable of $3.3 million, partially offset by decreases in related party contract assets of $1.5 million and accounts payable of $4.5 million.
Investing Activities
In the six months ended June 30, 2022, net cash used in investing activities was $22.8 million, which consisted primarily of purchases of marketable securities of $144.0 million offset by $122.3 million in net proceeds on maturity of marketable securities.
In the six months ended June 30, 2021, cash used in investing activities was $145.9 million, which consisted of purchases of marketable securities of $194.5 million primarily from the net proceeds of the follow-on offering, partially offset by $50.0 million in net proceeds on maturity of marketable securities.
Financing Activities
In the six months ended June 30, 2022, net cash provided by financing activities consisted of net proceeds of $17.4 million from the sale of shares of our common stock under the Sales Agreement and proceeds of $2.9 million from our employee equity incentive and purchase plans.
In the six months ended June 30, 2021, cash provided by financing activities consisted of net proceeds from the follow-on offering of $134.6 million and proceeds from our employee equity incentive and purchase plans of $9.2 million.

Contractual Obligations
Our contractual obligations are related to our operating lease liability as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. In July 2022, we entered into the 2024 Lease Agreement for the corporate office space and laboratory facility in South San Francisco, California which we currently occupy pursuant to a sublease agreement scheduled to expire on December 31, 2023. The initial term of the 2024 Lease Agreement will commence on January 1, 2024 and expire on December 31, 2033. Base rent during the initial ten-year term of the 2024 Lease Agreement will total $124.1 million. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for additional information.
We enter into agreements in the normal course of business with CROs for clinical trials, CMOs and other vendors for preclinical studies, supplies, manufacturing and other services and products for operating purposes. These agreements are generally cancellable at any time by us, upon prior written notice, and may or may not include cancellation fees. Given that the amount and timing related to such payments are uncertain, they are not considered to be contractual obligations. As of June 30, 2022, we had not accrued for any termination or cancellation charges as these were not considered probable. Significant portions of our R&D resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. We expect our R&D expenses to increase substantially beginning in 2022 and over the next several years unless we partner one or more of our wholly-owned programs, particularly as we advance our oncology product candidates into and through clinical development and, if warranted by the results from the CATALINA trial, support later-stage clinical development of NGM621. See "Funding Requirements" above for additional information regarding our expected R&D spend.
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
Newly Issued Accounting Pronouncements
There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2022 that are of significance or potential significance to us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

◦Similarly, clinical trials of our other product candidates, including the ongoing trials of NGM707, NGM831 and NGM438, may fail to produce positive results or to demonstrate safety and efficacy to the satisfaction of health authorities.
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
•The COVID-19 pandemic continues to adversely impact our business and operations, as well as the businesses or operations of our contract manufacturers, clinical research organizations, clinical trial sites and other third parties with whom we conduct business.
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
•Our product candidates other than NGM621, aldafermin and MK-3655 are currently solely manufactured at a facility in Lithuania. The ongoing invasion of Ukraine by Russia and the retaliatory measures taken or that may be taken by the United States, NATO and others, including significant sanctions against Russia, create global security concerns and regional instability, including due to the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
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
•We continue to incur increased costs as a result of operating as a public company and our management devotes substantial time to public company compliance initiatives. We are obligated to develop and maintain proper and effective internal control over financial reporting. If we are not able to comply with the requirements of operating as a public company in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors may lose confidence in our operating results and the price of our common stock could decline.
Risks Related to Our Financial Condition and Capital Needs
We have incurred net losses every year since our inception and have no source of product revenue. We expect to continue to incur significant and increasing operating losses and may never become profitable.
We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net losses were $120.3 million, $102.5 million and $42.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of June 30, 2022, we had an accumulated deficit of $497.9 million.
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our product candidates may not advance through development or be approved for commercial sale, we are unable to predict if or when we will generate product revenue or achieve or maintain profitability. For example, in May 2021, we announced that our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with F2/

F3 NASH did not meet its primary endpoint, and, as a result, we decided to suspend further development of aldafermin in patients with F2/F3 NASH. Even if we successfully complete development and regulatory processes for other product candidates or of aldafermin in other indications, we anticipate incurring significant costs associated with launching and commercializing any products. If we fail to become profitable or do not sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or cease our operations.
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
In this regard, for the period that started on April 1, 2022 and ends on March 31, 2024, Merck is committed to fund up to $20.0 million in R&D funding for the ongoing ophthalmology programs (other than NGM621), the cardiovascular or metabolic-, or CVM-, related programs and other smaller laboratory programs subject to the collaboration. Merck is also obligated to fund certain R&D costs related to NGM621, in an amount expected to be up to approximately $20.0 million, until the earlier of Merck's decision to exercise, or not to exercise, its license option with respect to NGM621 and its related compounds (either alone or bundled with all of the other continuing ophthalmology compounds and their respective related compounds) or, March 31, 2024. As a result, we need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs and, to a lesser extent, with respect to programs that are within the scope of the current collaboration under the Amended Collaboration Agreement that we are required to fund (and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement). In addition, our funding requirements would increase for any programs that are within the scope of the current collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs. In particular, if Merck elects to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of Phase 3 development. Similarly, if Merck does not elect to license NGM621 and its related compounds after completion of the CATALINA trial, we would need to raise substantial additional capital and/or partner the program in order to proceed to Phase 3 development of NGM621 if supported by the results from the CATALINA trial.
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
•whether Merck exercises its option to license product candidates within the scope of the ongoing collaboration upon completion of human proof-of-concept studies, such as its license option for NGM621 upon completion of the Phase 2 CATALINA trial, or at the earlier license option point as specified in the Amended Collaboration Agreement for each such candidate;
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
We plan to finance our future cash needs through public or private equity or debt offerings, including under the Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC in June 2020, product collaborations, strategic alliances, licensing arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all. Our ability to raise additional capital through public or private equity or debt offerings may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and the biotechnology industry specifically, resulting from, among other things, the continuing effects of the COVID-19 pandemic, including the emergence of new variants, macroeconomic factors including inflation and geopolitical instability, including instability resulting from the ongoing invasion of Ukraine by Russia and the related sanctions imposed against Russia.
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
If Merck terminates funding or terminates the Amended Collaboration Agreement, it could delay or preclude our ability to complete certain of our research and development programs, which would materially and adversely affect our business and our stock price would likely decline. In addition, in the event that Merck decides to take over any product candidates included in the scope of the collaboration for development during any tail period, or exercises its license option for any such product candidate, we could be subject to disputes with Merck with respect to their obligation to use commercially reasonable efforts with respect to the development and commercialization of the affected product candidate, and we could otherwise be subject to disputes with Merck over the scope of the parties’ respective rights under the Amended Collaboration Agreement, any of which could delay or preclude the development or commercialization of the affected product candidate and involve us in costly and time-consuming arbitration and litigation, which could divert management attention and resources and otherwise negatively affect our business and operations.
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
In addition to our dependence on our collaboration with Merck and any potential future collaborators, we expect to depend on other third parties, including contract research organizations, or CROs, clinical data management organizations, clinical investigators, contract manufacturing organizations/contract development and manufacturing organizations, or CMOs, and other third-party partners and service providers to support our discovery efforts, to formulate product candidates, to conduct our clinical trials and certain aspects of our research and preclinical studies, to manufacture clinical and commercial-scale quantities of our drug substances and drug products and to market, sell and distribute any products we successfully develop and for which we obtain regulatory approval. Any problems we experience with any of these third parties could delay our research efforts or the development, manufacturing or commercialization of our product candidates or any future products, which could harm our results of operations. For more information, see the risk factors titled “We rely completely on CMOs for the manufacture of our product candidates, and we are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products" and “We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.”
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
We rely completely on CMOs for the manufacture of our product candidates, and we are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.
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
•our CMOs’ changing strategies and business priorities, which can affect the availability of facilities where we intend to manufacture our product candidates; and
•our CMOs’ manufacturing facilities being adversely affected by labor, raw material and component shortages, turnover of qualified staff or financial difficulties of their owners or operators, including as a result of the evolving effects of the COVID-19 pandemic, or by natural disasters, power failures, local political unrest or other factors.
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
In addition, our CMOs’ facilities and operations have been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff and the operations of our CMOs may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise. For a discussion of how the COVID-19 pandemic has affected or may affect drug or related component supplies for our clinical trials, refer to the risk factor titled “The COVID-19 pandemic continues to adversely impact our business and operations, as well as the businesses or operations of our manufacturers, CROs and other third parties with whom we conduct business. Our business could be materially and adversely affected in the future by the effects of other disease outbreaks, epidemics and pandemics, including by the evolving effects of the COVID-19 pandemic.” Changes in economic conditions, supply chain constraints, labor, raw material and component shortages and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, could also lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs.
Our product candidates other than aldafermin and MK-3655 are currently manufactured at a facility in Lithuania. Following Russia's invasion of Ukraine in February 2022, the response from the United States and its allies has included both significant sanctions and NATO's deployment of additional military forces to Eastern Europe, including to Lithuania. The ongoing invasion of Ukraine and the retaliatory measures taken or that may be taken by the United States, NATO and others, including significant sanctions against Russia, create global security concerns and regional instability, including due to the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
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
Risks Related to Our Business and Industry
The COVID-19 pandemic continues to adversely impact our business and operations, as well as the businesses or operations of our manufacturers, CROs and other third parties with whom we conduct business. Our business could be materially and adversely affected in the future by the effects of other disease outbreaks, epidemics and pandemics, including by the evolving effects of the COVID-19 pandemic.
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
Remote and hybrid work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. Although we are operating under a hybrid work model, we may be forced to, or determine that we should, resume a more restrictive remote work model. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we have made and may make in the future with respect to our onsite operations.
Further, the effects of future governmental shelter-in-place orders and our remote and hybrid work policies may materially and adversely impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, since the beginning of the COVID-19 pandemic, we have experienced employee attrition at rates higher than we experienced historically, resulting in an increased rate of hiring new employees. We cannot predict whether these trends will continue or be exacerbated, the impact of COVID-19 on future productivity or whether or when we may be required to return to a more restrictive work model as the COVID-19 pandemic continues to evolve. Future similar, and perhaps more severe, disruptions in our operations could materially and adversely impact our business, financial condition, results of operations and growth prospects.
As the COVID-19 pandemic continues to evolve, including the emergence of new variants, there may be additional negative impacts in the future on our ability to initiate new clinical trial sites, to enroll new patients and to maintain existing patients who are participating in our clinical trials, which may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. Our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also continue to prohibit or discourage patients from enrolling in, or continuing to participate in, our clinical trials. Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID-19 and if their health is impacted by COVID-19, it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials, many of whom are particularly vulnerable, may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to concerns about traveling to sites for required screening and clinical trial visits and procedures. In this regard, during the COVID-19 pandemic, we have experienced, from time to time, a slower pace of clinical site initiation and clinical trial enrollment and a higher subject drop out rate than originally anticipated in certain of our clinical trials. We believe this may have been due to factors such as the vulnerability of our studied patient populations, site staff shortages, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors.
Enrolled patients may also be unable to comply with clinical trial protocols if quarantines, shelter-in-place and similar restrictions continue to impede patient movement or interrupt healthcare services. Accordingly, we have developed and implemented additional clinical study policies and procedures designed to help protect trial participants from exposure to COVID-19 as a result of their trial participation, which include the use of telemedicine visits with trial participants, remote monitoring of clinical trial sites and other measures, as appropriate, designed to ensure that data from our clinical trials that may be temporarily disrupted as a result of safety measures during the COVID-19 pandemic are collected pursuant to the study protocol and consistent with current Good Clinical Practices, or cGCPs, with any material protocol deviation reviewed and approved by the clinical trial sites' institutional review boards, or IRBs, or ethics committees. We may be required to develop and implement additional clinical study policies and procedures to mitigate the evolving effects of the COVID-19 pandemic, which could significantly increase our R&D expenses. General supply chain issues exacerbated during the COVID-19 pandemic may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. For example, earlier this year we were made aware of a shortage of tubes required for taking blood samples, requiring the use of tubes of a different size from those specified in one of our protocols. If any of the foregoing or any future efforts to mitigate the impact of the COVID-19 pandemic on our clinical trials are not successful, or if the effects of the COVID-19 pandemic persist or become more severe, it could materially and adversely affect our clinical development timelines and our ability to obtain regulatory approvals of our product candidates and could significantly increase our costs.
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
Quarantines, shelter-in-place and similar government orders and guidelines could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain and delay our clinical development efforts. Our CMOs’ facilities and operations have been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff. These difficulties have resulted in some delays in early development timelines and we could experience more significant disruptions to our supply chain and operations as a result of the evolving effects of the continuing COVID-19 pandemic. If our CMOs are required to obtain an alternative source of certain raw materials and components, for example, additional testing, validation activities and regulatory approvals may be required which can also have a negative impact on timelines. Any associated delays in the manufacturing and supply of drug substance and drug product for our clinical trials could adversely affect our ability to conduct ongoing and future clinical trials of our product candidates on our anticipated development timelines. Likewise, the operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise. As an example, in 2020, the Defense Production Act was invoked pursuant to which the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to treat COVID-19 patients or to produce or distribute vaccines, which could require our third-party manufacturers to allocate manufacturing capacity or raw materials or components in a way that delays or interrupts our supply of clinical trial material. For example, early in the pandemic, our aldafermin drug product CMO advised us that it could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines. If any of our CMOs or raw materials or components suppliers become subject to acts or orders of U.S. or foreign government entities to allocate or prioritize manufacturing capacity, raw materials or components to the manufacture or distribution of COVID-19 vaccines or medical supplies needed to test or treat COVID-19 patients, this could delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.
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
While the potential future economic impact caused by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic (as well as the ongoing invasion of Ukraine by Russia and the related sanctions imposed against Russia) could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us. In addition, economic recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. We also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Amended Collaboration Agreement, such as NGM621 and its related compounds.
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
For example, in the third quarter of 2021, the manufacturer of Abraxane® (paclitaxel protein bound), or Abraxane, reported a shortage of Abraxane to the FDA due to manufacturing delays. Abraxane, also referred to as Nab-paclitaxel, is required for treatment of some of the patients in our ongoing Phase 1/2 NGM120 clinical trial. The Phase 2 portion of the trial (referred to as the PINNACLES trial) is studying NGM120 in combination with gemcitabine and Nab-paclitaxel as first-line treatment in patients with metastatic pancreatic cancer to assess NGM120’s effect on both cancer and cancer-related cachexia. It is possible that if our clinical trial sites are unable to obtain Nab-paclitaxel in a timely fashion, or at all, that the portion of the ongoing Phase 1/2 NGM120 trial using Nab-paclitaxel could be negatively impacted.
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
In addition, there is a high failure rate for drugs and biologic products proceeding through clinical trials and failure can occur at any stage of testing. For example, our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with F2/F3 NASH did not meet its primary endpoint and, as a result, we decided to suspend further development of aldafermin in patients with F2/F3 NASH, allowing for the reallocation of resources to advancing our other programs. While we continued, and have completed, enrollment in our Phase 2b ALPINE 4 clinical trial of aldafermin in patients with compensated cirrhosis due to NASH (liver fibrosis stage 4, or F4, by the NASH Clinical Research Network classification), we updated the design of the ALPINE 4 trial, elevating the Enhanced Liver Fibrosis, or ELF, test, a reproducible, quantitative non-invasive liver prognostic test that evaluates liver fibrosis and correlates to liver-related outcomes, to be the primary endpoint for the trial. The ELF test is a composite blood test measuring the presence of three biomarkers associated with liver matrix metabolism. Liver biopsy data will also be measured and reported as a secondary endpoint upon completion of the trial. For more information, refer to the risk factor titled “Aldafermin, which is wholly-owned by us, as well as MK-3655, which is being developed by our collaborator, Merck, are being developed for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing, cost and potential success of their clinical development and regulatory approval for the treatment of NASH.” We may determine to discontinue any further development of aldafermin in the future, in which case, we will not receive any return on our investment in aldafermin.
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
Patients have experienced, and we have reported, serious adverse events, or SAEs, in the treatment arms of our completed trials of MK-3655, NGM621 and aldafermin. Ocular SAEs reported in our ongoing Phase 2 CATALINA trial of NGM621, which remains masked to treatment assignment, include retinal detachment and vitreous hemorrhage in the non-study eye, development of choroidal neovascularization in the study eye, visual worsening due to retinal artery occlusion in the study eye and decreases of vision, or visual acuity loss, due to worsening geographic atrophy, or GA, in the study and non-study eye. We expect that patients in our clinical trials, including those that are sham- or placebo-controlled with some patients not receiving study drug, will continue to experience adverse events and SAEs and we will continue to monitor those SAEs for any signals of concern regarding the safety and tolerability of our product candidates. For example, cancer patients enrolled in our ongoing clinical trials of NGM120, NGM707, NGM831 and NGM438, many of whom are suffering from advanced life-threatening illness, have experienced, and we expect will continue to experience, SAEs and other adverse events, which may or may not be drug related. If patients in any of our clinical trials experience a high or unacceptable severity and prevalence of side effects, including particularly SAEs, it could affect patient recruitment or the ability of enrolled patients to complete their treatment in a clinical trial or result in failure to obtain regulatory approval for our product candidates or product liability claims.
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
There is intense competition for qualified personnel, including management, in the technical fields in which we operate, particularly in the oncology field, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and future commercialization, if any, of our product candidates. In particular, the hiring environment in the San Francisco Bay Area, where we are headquartered, is extremely competitive. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. The labor market tightened significantly after the beginning of the ongoing COVID-19 pandemic, and we have experienced employee attrition at rates higher than we experienced historically, which may continue and could have a negative impact on our productivity. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.
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
In the third quarter of 2021, Apellis Pharmaceuticals, Inc., or Apellis, presented top-line results from two Phase 3 clinical trials of its product candidate, pegcetacoplan (an anti-complement C3), in patients with GA secondary to age-related macular degeneration. One trial met the primary endpoint of significantly reducing GA progression at a one-year time point in the pegcetacoplan arm versus the sham arm, while the other trial did not meet its primary endpoint. In the first quarter of 2022, Apellis also reported additional data on the safety and efficacy of pegcetacoplan from an un-prespecified 18-month analysis of the two Phase 2 trials and submitted a new drug application, or NDA, for pegcetacoplan for GA to the FDA in June of 2022. The FDA accepted and granted Priority Review designation for the NDA with a Prescription Drug User Fee Act (PDUFA) target action date of November 26, 2022. A Priority Review designation indicates the FDA will review an application within six months (compared to 10 months under a standard review). If Apellis obtains regulatory approval of pegcetacoplan, it may affect our future late-stage clinical trial designs and require added clinical development expense. In addition, Iveric bio, Inc.’s, or Iveric's, Zimura® (avacincaptad pegol), a PEGylated aptamer inhibitor of complement C5, completed a Phase 2/3 clinical trial that demonstrated statistically significant reductions in the rate of GA lesion area growth in the Zimura arm versus the sham arm. Iveric is conducting a second confirmatory Phase 3 trial of Zimura and expects to announce Phase 3 trial results in the third quarter of 2022. Even if we or Merck obtain regulatory approval of NGM621 in the future, we may not be able to compete effectively against pegcetacoplan and Zimura, which may adversely affect our future revenues and business prospects.
We may encounter difficulties in managing our growth, which could adversely affect our operations.
Over the past few years, we have significantly increased our headcount and advanced our pipeline and the complexity of our operations, which has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we seek to maintain our growth and seek to obtain and manage relationships with third parties. Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, hybrid and remote work policies, reporting systems and operational, financial and management controls, particularly in light of the evolving effects of the COVID-19 pandemic. We also may not be able to expand or identify and access sufficient facilities to accommodate our growth, particularly given our location in South San Francisco, California and the current high demand for, and restricted supply of, R&D facilities in this market. We also may not be able to implement administrative and operational improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may slow our growth or give rise to inefficiencies that would increase our losses.
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
For example, aldafermin is currently administered via a once-daily subcutaneous injection. While we are undertaking efforts to develop formulations and presentations of aldafermin that allow for more convenient or less frequent dosing, there is no assurance that these efforts will be successful, which may negatively impact market acceptance of an approved aldafermin product, if any. In addition, refer to the risk factor titled “Our product candidates may cause undesirable side effects or adverse events or have other properties or safety risks, which could delay or prevent continued clinical development or their regulatory approval or limit the commercial profile of any approved label." If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.
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
•natural disasters, political and economic instability, including wars such as the current ongoing invasion of Ukraine by Russia, terrorism and political unrest, outbreak of disease, including COVID-19 and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.
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
Many agents in development for NASH have, or are expected to, opt for an accelerated approval pathway and rely on surrogate endpoints for initial approval. If we or Merck seek accelerated approval for one of our product candidates based on a surrogate endpoint, the FDA may not accept such endpoint, may require additional studies or analysis or may not approve our product candidate on an accelerated basis, or at all. For example, in June 2020, Intercept Pharmaceuticals, Inc., or Intercept, announced that it had received a complete response letter regarding its New Drug Application for obeticholic acid for the treatment of NASH, in which the FDA indicated that it had determined that the predicted benefit of obeticholic acid based on a surrogate histopathologic endpoint was uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that Intercept submit additional post-interim analysis efficacy and safety data from its ongoing Phase 3 study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue, and Intercept has announced that it plans to resubmit its NDA. In addition, if full approval is granted for another product in the same indication for which we are seeking accelerated approval for one of our product candidates, the accelerated approval pathway may no longer be available to us or Merck for our product candidate.

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
Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of the EU member states. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
In addition, the stock market in general, and The Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the ongoing COVID-19 pandemic and the ongoing Russian invasion of Ukraine, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, macroeconomic factors including inflation or geopolitical instability, including instability resulting from the ongoing invasion of Ukraine by Russia and the related sanctions imposed against Russia, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described elsewhere in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.
Because of potential volatility in our trading price and trading volume, we may incur significant costs from class action securities litigation.
Holders of stock in companies that have a volatile stock price frequently bring securities class action litigation against the company that issued the stock. We may be the target of this type of litigation in the future. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit and the time and attention of our management could be diverted from other business concerns, either of which could seriously harm our business. Refer to the risk factor titled “An active trading market for our common stock may not be sustained and sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.”
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
For the trading days during the three months ended June 30, 2022, the average daily trading volume for our common stock on The Nasdaq Global Select Market was only 439,929 shares. As a result, sales of a substantial number of shares of our common stock in the public market, including pursuant to the Sales Agreement or by any of our large stockholders, or even the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, as a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
We collect, store and transmit proprietary, confidential and sensitive information, including personal information, in the course of our business. Our technology systems and the information and data processed and stored in our technology systems or otherwise by us or on our behalf, and the technology systems of, and data accessed on our behalf by, our research collaborators, CROs, CMOs, contractors, consultants and other third parties on which we depend to operate our business, may be vulnerable to security breaches, loss, damage, corruption, unauthorized access, use or disclosure or misappropriation. Such incidents may result from the actions of a wide variety of actors, including traditional hackers, our personnel or the personnel of the third parties we work with, sophisticated nation-states and nation-state-supported actors. Threats we and third parties on which we rely may face are constantly evolving and include (without limitation) malware, viruses, software vulnerabilities and bugs, software or hardware failure, hacking, denial of service attacks, social engineering (including phishing), ransomware, inside threats, credential stuffing or other cyberattacks, telecommunications failures, earthquakes, fires, floods and similar threats. Threats such as ransomware attacks, for example, are becoming increasingly prevalent and severe. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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

Despite our efforts to strengthen security and authentication measures, we have not always been able in the past, and may be unable in the future, to detect vulnerabilities in our information technology systems. We have experienced an overall increase in cybersecurity incidents since 2020, none of which, to date, have caused material disruption to our business, or to our knowledge, involved a material security breach. For example, in December 2020, we detected that an attacker had gained access to a single system on our network and unsuccessfully attempted to use that access to stage a broader attack against us. We or the third parties we rely on or partner with could experience a material system failure, security breach or other cybersecurity incident, including any related to or in connection with any of the aforementioned threats, in the future, which could interrupt our operations, disrupt our development programs and have a material adverse effect on our business, financial condition and results of operations. For example, the loss or corruption of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates, to analyze clinical trial samples and to conduct clinical trials, and cybersecurity incidents experienced by these third parties could have a material adverse effect on our business. Security breaches and other cybersecurity incidents affecting us or the third parties we rely on or partner with could also result in substantial remediation costs and expose us to litigation (including class claims), regulatory enforcement action (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, fines, penalties, indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss and other liabilities and harms. Additionally, such incidents may trigger data privacy and security obligations requiring us to notify relevant stakeholders. These disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.
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
Brexit created significant uncertainty concerning the future relationship between the United Kingdom, or UK, and the EU, following the UK withdrawal from the EU in January 2020. Since a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit materially impacts the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) will be treated as a “third country,” a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement.
In this regard, in December 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement, or TCA. The TCA was applied provisionally in January 2021 and entered into force in May 2021. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. As part of the TCA, the EU and the UK will recognize cGMP inspections carried out by the other party and the acceptance of official cGMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release for a period of at least two years until January 1, 2023. The UK is completing a review of its future batch testing policy and will report its conclusions no later than December 2022. There will be a two-year notice period before any changes in the current policy are implemented to allow preparation time for industry to implement changes. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.
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
In addition, in June 2021, the European Commission adopted two adequacy decisions for the UK providing that personal data can flow freely from the EU to the UK under substantially equivalent protections to those provided under EU laws. These decisions will remain in effect for four years, after which they will be reevaluated,
The changes effected by the TCA, as well as any future changes, could increase the costs and complexity of doing business in or with the UK, which could adversely affect our business.
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
The EU GDPR and accompanying laws are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. Because of the remote and hybrid work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal data, including health data. We may also need to collect more extensive health-related information from our employees to manage our workforce.
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
Our facilities have experienced electrical blackouts as a result of a shortage of available electrical power. Future blackouts, which may be implemented by the local electricity provider in the face of high winds and dry conditions, could disrupt our operations. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a comprehensive recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. In addition, the sole supplier of clinical drug substances for NGM120, NGM621, NGM707, NGM831 and NGM438 is located in Lithuania, a region that has experienced political unrest. Refer to the risk factor titled “We rely completely on CMOs for the manufacture of our product candidates and are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.” If our operations or the operations of third parties providing services to us are disrupted by any such occurrences, our business and future prospects may be negatively affected.
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
As a public company, we incur significant legal, accounting, insurance and other expenses, and these expenses further increased in connection with our loss of “emerging growth company” status as of December 31, 2021. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and The Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and may make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur in the future to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
Our ability to successfully implement our business plan and comply with Section 404(b) of the Sarbanes-Oxley Act requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an attestation report from our independent registered public accounting firm as required under Section 404(b) of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on the price for our common stock and could adversely affect our ability to access the capital markets.
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
These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38853	3.1	4/8/19
3.2	Amended and Restated Bylaws	S-1	333-227608	3.4	9/28/18
10.1	Lease agreement, by and between NGM Biopharmaceuticals, Inc. and HCP BTC, LLC, dated as of July 7, 2022.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NGM Biopharmaceuticals, Inc.

Date: August 4, 2022	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director

Date: August 4, 2022	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
President and Chief Financial Officer
(Principal Financial Officer)