Form 10-Q
period 2022-09-30
NGM BIOPHARMACEUTICALS INC
filed 2022-11-03
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, the registrant had 81,726,113 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021*
Assets
Current assets:
Cash and cash equivalents	$101,449	$151,795
Short-term marketable securities	198,701	214,458
Related party receivable from collaboration	4,380	4,945
Prepaid expenses and other current assets	11,170	8,082
Total current assets	315,700	379,280
Property and equipment, net	8,320	10,071
Operating lease right-of-use asset	2,596	4,045
Restricted cash	3,954	1,499
Other non-current assets	5,296	7,492
Total assets	$335,866	$402,387
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,565	$5,246
Accrued liabilities	32,757	33,258
Operating lease liability, current	5,307	5,077
Contract liabilities	6,967	17,774
Total current liabilities	48,596	61,355
Operating lease liability, non-current	1,381	5,385
Total liabilities	49,977	66,740
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 81,714 and 77,962 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	82	78
Additional paid-in capital	831,918	754,664
Accumulated other comprehensive loss	(915)	(129)
Accumulated deficit	(545,196)	(418,966)
Total stockholders' equity	285,889	335,647
Total liabilities and stockholders' equity	$335,866	$402,387
See accompanying notes to these unaudited condensed consolidated financial statements.
*The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Related party revenue	$7,911	$18,575	$37,152	$56,923
Operating expenses:
Research and development	46,106	38,714	134,345	122,983
General and administrative	10,109	8,867	30,759	27,411
Total operating expenses	56,215	47,581	165,104	150,394
Loss from operations	(48,304)	(29,006)	(127,952)	(93,471)
Interest income, net	965	106	1,684	335
Other income, net	78	35	38	35
Net loss	$(47,261)	$(28,865)	$(126,230)	$(93,101)
Net loss per share, basic and diluted	$(0.59)	$(0.37)	$(1.59)	$(1.21)
Weighted average shares used to compute net loss per share, basic and diluted	80,623	77,409	79,331	76,852

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(47,261)	$(28,865)	$(126,230)	$(93,101)
Other comprehensive gain (loss), net of tax:
Net unrealized gain (loss) on available-for-sale marketable securities	162	(16)	(786)	(15)
Total comprehensive loss	$(47,099)	$(28,881)	$(127,016)	$(93,116)

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	77,962	$78	$754,664	$(129)	$(418,966)	$335,647
Issuance of common stock upon exercise of stock options	125	—	668	—	—	668
Stock-based compensation expense	—	—	7,820	—	—	7,820
Comprehensive loss	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	(32,450)	(32,450)
Balance at March 31, 2022	78,087	$78	$763,152	$(677)	$(451,416)	$311,137
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	1,144	1	17,402	—	—	17,403
Issuance of common stock under employee stock purchase plan	121	—	1,228	—	—	1,228
Issuance of common stock upon exercise of stock options	103	—	993	—	—	993
Issuance of common stock to participants in 401(k) plan	8	—	137	—	—	137
Stock-based compensation expense	—	—	8,102	—	—	8,102
Comprehensive loss	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	(46,519)	(46,519)
Balance at June 30, 2022	79,463	$79	$791,014	$(1,077)	$(497,935)	$292,081
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	2,102	2	32,041	—	—	32,043
Issuance of common stock upon exercise of stock options	149	1	1,174	—	—	1,175
Stock-based compensation expense	—	—	7,689	—	—	7,689
Comprehensive gain	—	—	—	162	—	162
Net loss	—	—	—	—	(47,261)	(47,261)
Balance at September 30, 2022	81,714	$82	$831,918	$(915)	$(545,196)	$285,889

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	70,583	$71	$578,599	$4	$(298,631)	$280,043
Issuance of common stock under offering, net of issuance costs	5,324	5	134,565	—	—	134,570
Issuance of common stock upon exercise of stock options	1,001	1	5,906	—	—	5,907
Vesting of common stock from early exercises	5	—	41	—	—	41
Stock-based compensation expense	—	—	6,582	—	—	6,582
Comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(27,544)	(27,544)
Balance at March 31, 2021	76,913	$77	$725,693	$(18)	$(326,175)	$399,577
Issuance of common stock upon exercise of stock options	280	—	1,905	—	—	1,905
Issuance of common stock under employee stock purchase plan	110	—	1,409	—	—	1,409
Issuance of common stock to participants in 401(k) plan	4	—	125	—	—	125
Vesting of common stock from early exercises	—	—	2	—	—	2
Stock-based compensation expense	—	—	6,716	—	—	6,716
Issuance costs under offering	—	—	10	—	—	10
Comprehensive income	—	—	—	23	—	23
Net loss	—	—	—	—	(36,692)	(36,692)
Balance at June 30, 2021	77,307	$77	$735,860	$5	$(362,867)	$373,075
Issuance of common stock upon exercise of stock options	348	1	3,281	—	—	3,282
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	7	—	196	—	—	196
Vesting of common stock from early exercises	—	—	2	—	—	2
Stock-based compensation expense	—	—	6,365	—	—	6,365
Comprehensive loss	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(28,865)	(28,865)
Balance at September 30, 2021	77,662	$78	$745,704	$(11)	$(391,732)	$354,039

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(126,230)	$(93,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,611	19,663
Reduction in related party contract asset due to Amended Collaboration Agreement with Merck	—	4,600
Depreciation	3,421	4,610
Amortization of premium on marketable securities	920	2,546
Non-cash lease expense	1,449	1,346
Other non-cash expenses	475	29
Changes in operating assets and liabilities:
Related party receivable from collaboration	565	(4,067)
Related party contract asset	—	1,500
Prepaid expenses and other assets	(892)	(3,649)
Accounts payable	(1,681)	(2,031)
Accrued and other liabilities	(1,092)	4,931
Operating lease liability	(3,774)	(3,559)
Contract liabilities	(10,807)	12,288
Net cash used in operating activities	(114,035)	(54,894)
Investing activities
Purchase of marketable securities	(172,486)	(194,525)
Proceeds from maturities of marketable securities	186,537	102,500
Purchases of property and equipment	(1,417)	(1,551)
Net cash provided by (used in) investing activities	12,634	(93,576)
Financing activities
Proceeds from follow on offering, net	—	134,580
Proceeds from Open Market Sale Agreement, net	49,446	196
Proceeds from exercise of stock options	2,836	11,094
Proceeds from employee stock purchase plan	1,228	1,409
Net cash provided by financing activities	53,510	147,279
Net decrease in cash and cash equivalents	(47,891)	(1,191)
Cash, cash equivalents and restricted cash, at beginning of period	153,294	148,516
Cash, cash equivalents and restricted cash, at end of period	$105,403	$147,325

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases accrued and not yet paid	$256	$35
Right-of-use asset acquired under operating lease on the adoption of ASC 842	$—	$5,855
Vesting of common stock from early exercises	$—	$45
See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary, NGM Biopharmaceuticals Australia Pty Ltd., or NGM Australia, collectively referred to as the Company, is focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying cancer, retinal diseases and liver and metabolic diseases. The Company’s portfolio of product candidates range from early discovery to Phase 2b development and includes NGM707, NGM831, NGM438, NGM120, NGM621, aldafermin and MK-3655 in clinical development. The Company has additional programs that are in various stages of development ranging from functional validation to preclinical development.
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
Sources and Uses of Liquidity
Since inception, the Company has incurred net losses and generated negative cash flows from operations. During the three and nine months ended September 30, 2022, the Company incurred net losses of $47.3 million and $126.2 million, respectively, and in the nine months ended September 30, 2022, the Company generated negative cash flows from operations of $114.0 million. As of September 30, 2022, the Company had an accumulated deficit of $545.2 million. The Company expects its accumulated deficit will increase significantly over time and does not expect to experience positive cash flows from operations in the near future.
As of September 30, 2022, the Company had $300.2 million of cash, cash equivalents and short-term marketable securities.

In June 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC. During the nine months ended September 30, 2022, approximately 3.2 million shares were sold pursuant to the Sales Agreement for net proceeds to the Company of $49.4 million, after deducting issuance costs. As of September 30, 2022, $76.2 million of the Company's common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
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
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by investing in highly rated money market funds and placing its cash with a bank it believes is highly creditworthy in amounts that may at times exceed federally insured limits. As of September 30, 2022 and December 31, 2021, cash and cash equivalents consisted of bank deposits and investments in money market funds.
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
The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of September 30, 2022, the Company did not record any impairment related to other-than-temporary declines in the fair value of securities.
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
Merck accounted for 100% of the Company’s revenue for the three and nine months ended September 30, 2022 and 2021.
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
Leases
Effective December 31, 2021, the Company was no longer an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended, and as a result, the Company was required to adopt ASU 2016-02, Leases (Topic 842), referred to as ASC 842, for the fiscal year beginning January 1, 2021 using a modified-retrospective approach under which the Company recognized and measured leases existing at, or entered into after, January 1, 2021. Accordingly, the Company's unaudited condensed consolidated financial statements and information for the periods ended September 30, 2021 have been restated to conform to the new standard.
Under ASC 842, the Company determines if an arrangement is a lease at inception. Lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are measured at the lease commencement date as the present value of future minimum lease payments over the term of the lease. Lease assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. In measuring the present value of the future minimum lease payments, the Company generally uses its incremental borrowing rate. The lease term is the noncancellable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. Leases with terms of 12 months or less are not recorded on the Company's balance sheet. Lease expense is recognized on a straight-line basis over the lease terms, or in some cases, the useful life of the underlying asset. The Company accounts for the lease and non-lease components as a single lease component. The Company’s lease agreement for its corporate office space and facilities is classified as an operating lease.

The following table summarizes the effects of adopting ASC 842 on the Company's unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2021 (in thousands):

	Nine Months Ended September 30, 2021
	Previously Reported	ASC 842 Adjustment	As Adjusted
Operating activities
Noncash lease expense	$—	$1,346	$1,346
Changes in operating assets and liabilities:
Deferred rent	(2,213)	2,213	—
Operating lease liability	—	(3,559)	(3,559)
Net cash used in operating activities	$(54,894)	$—	$(54,894)
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of September 30, 2022 and December 31, 2021, no revision to the remaining useful lives or write-down of long-lived assets was required.
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
Foreign Currency Transactions
The functional currency of NGM Australia is the U.S. dollar. Accordingly, all monetary assets and liabilities of the subsidiary are remeasured into U.S. dollars at the current period-end exchange rates and non-monetary assets are remeasured using historical exchange rates. Income and expense elements are remeasured to U.S. dollars using the average exchange rates in effect during the period. Remeasurement gains and losses are recorded as other income (expense), net on the condensed consolidated statements of operations.
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

Net loss per share was computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(47,261)	$(28,865)	$(126,230)	$(93,101)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	80,623	77,409	79,331	76,852
Net loss per share—basic and diluted	$(0.59)	$(0.37)	$(1.59)	$(1.21)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three and Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	13,223	10,660
Shares committed under ESPP	472	215
Total	13,695	10,875
Segment and Geographical Information
The Company operates in one business segment. Substantially all of the Company’s long-lived assets, primarily comprised of property and equipment, are based in the United States. For the three and nine months ended September 30, 2022 and 2021, the Company’s revenues were entirely within the United States based upon the location of the Company and Merck.
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
3. Fair Value Measurements
Cash equivalents and marketable securities are classified as available-for-sale securities and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of September 30, 2022
U.S. treasury securities	$104,802	$—	$(497)	$104,305
Money market funds	89,442	—	—	89,442
Corporate and agency bonds	51,279	—	(418)	50,861
Commercial paper	43,535	—	—	43,535
Totals	$289,058	$—	$(915)	$288,143
Classified as:
Cash and cash equivalents				$89,442
Short-term marketable securities (amortized cost of $199,616)				198,701
Total				$288,143

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2021
U.S. treasury securities	$141,093	$—	$(116)	$140,977
Money market funds	129,763	—	—	129,763
Corporate and agency bonds	64,997	7	(20)	64,984
Commercial paper	8,497	—	—	$8,497
Totals	$344,350	$7	$(136)	$344,221
Classified as:
Cash and cash equivalents				$129,763
Short-term marketable securities (amortized cost of $214,587)				214,458
Total				$344,221
Cash and cash equivalents in the table above excludes cash on deposit with banks of $12.0 million and $22.0 million as of September 30, 2022 and December 31, 2021, respectively.
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
As of September 30, 2022 and December 31, 2021, all of the Company’s marketable securities had remaining contractual maturities of less than one year. As of September 30, 2022, the Company had 20 marketable securities in an unrealized loss position compared to 21 marketable securities in an unrealized loss position as of December 31, 2021. Marketable securities that had been in an unrealized loss position as of September 30, 2022 and December 31, 2021 were in an unrealized loss position for less than twelve months. The Company does not intend to sell marketable securities that are in an unrealized loss position and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by major security type, our available-for-sale securities that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements
As of September 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$104,305	$—	$—	$104,305
Money market funds	89,442	—	—	89,442
Corporate and agency bonds	—	50,861	—	50,861
Commercial paper	—	43,535	—	43,535
Totals	$193,747	$94,396	$—	$288,143

	Fair Value Measurements
As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$140,977	$—	$—	$140,977
Money market funds	129,763	—	—	129,763
Corporate and agency bonds	—	64,984	—	64,984
Commercial paper	—	8,497	—	8,497
Totals	$270,740	$73,481	$—	$344,221

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
There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2022 and year ended December 31, 2021.
4. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$101,449	$151,795
Restricted cash	3,954	1,499
Total cash, cash equivalents and restricted cash	$105,403	$153,294
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$25,867	$25,880
Laboratory equipment and office furniture	23,077	21,916
Computer equipment	1,422	1,225
Construction-in-progress	262	18
Total property and equipment, gross	50,628	49,039
Less: accumulated depreciation and amortization	(42,308)	(38,968)
Total property and equipment, net	$8,320	$10,071
Depreciation expense was $0.6 million and $3.4 million for the three and nine months ended September 30, 2022, respectively, compared to $1.5 million and $4.6 million for the same periods in 2021. The decrease in depreciation expense for the three and nine months ended September 30, 2022 was primarily due to a revision of the estimated useful lives of certain existing leasehold improvements based on their extended utility associated with entering into the 2024 Lease Agreement. See Note 2 for additional information.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Clinical trials and research and development costs	$13,041	$12,070
Personnel-related costs	9,605	10,298
Manufacturing costs	5,499	7,773
Accrued expenses	4,612	3,117
Total accrued liabilities	$32,757	$33,258

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
Merck owned approximately 16% of the Company's outstanding shares as of September 30, 2022.
The Amended Collaboration Agreement
Pursuant to the Amended Collaboration Agreement, the prior two-year extension of the research phase under the Original Agreement was deemed to end on March 31, 2021, while a new three-year research phase commenced on April 1, 2021. Under the Original Collaboration Agreement, all of the Company’s research and development programs, both those existing at the time the Company entered into the Original Collaboration Agreement and those the Company worked on during the research phase of the collaboration, other than aldafermin, were included within the scope of the collaboration. Under the terms of the Original Collaboration Agreement, upon completion of a human proof-of-concept trial for a particular collaboration compound, regardless of the results of such trial, Merck had the one-time option to obtain an exclusive, worldwide license, on specified terms, to that collaboration compound, as well as to all other compounds that were directed against the same target and that result in the same effect on such target, or the related compounds, referred to as the Merck license option. Under the Amended Collaboration Agreement, the scope of the collaboration and the resulting programs for which Merck has the Merck license option was narrowed. The collaboration as conducted under the Amended Collaboration Agreement, or the continuing collaboration, is focused primarily on the identification and research and development of collaboration compounds directed to targets of interest to Merck in the fields of ophthalmology and cardiovascular or metabolic, or CVM, disease, including heart failure, as well as certain laboratory testing and other activities on compounds that are directed to one of up to two undisclosed targets outside of the fields of ophthalmology and CVM disease, referred to as the Lab Programs. The ophthalmology compounds in the continuing collaboration include NGM621 and its related compounds, and compounds directed against two other undisclosed ophthalmology targets and their related compounds. Collaboration compounds that remain within the scope of the continuing collaboration under the Amended Collaboration Agreement are referred to as continuing collaboration compounds. Given the narrowed research scope under the Amended Collaboration Agreement, the Company has the right, in its sole discretion, to independently research, develop and commercialize the collaboration compounds known as NGM120, NGM707, NGM831 and NGM438, their related compounds and all other preclinical and research assets that the Company researched or developed under the Original Collaboration Agreement but that are not included within the research and development scope of the continuing collaboration, which are referred to as the released NGM compounds. Merck retained the right to receive royalties at low single-digit rates on the sales of any released NGM compounds that receive regulatory approval and, if the Company decides during a certain time period to engage in a formal partnering process for a released NGM compound or negotiations regarding a license or asset sale of a released NGM compound, the Company is obligated to notify Merck, provide Merck with certain information and engage in good faith, non-exclusive negotiations with respect to such released NGM compound with Merck at Merck’s request.
Under the Amended Collaboration Agreement, Merck continues to have a Merck license option, as it did under the Original Agreement, to each continuing collaboration compound that is identified, researched and developed under the Amended Collaboration Agreement and reaches the specified option exercise point for such continuing collaboration compound as described below, and to its related compounds (each such continuing collaboration compound and its related compounds are referred to generally as a continuing program). In addition, under the terms of the Amended Collaboration Agreement, new CVM-related programs may be added to the continuing collaboration if recommended by the Company and selected by Merck, and Merck would have a Merck license option to such CVM-related continuing program. Merck has a one-time right to exercise its Merck license option, during the research phase or a tail period following such research phase, as applicable, for any continuing collaboration compound on a continuing program-by-continuing program basis when the Company or Merck achieves the specified Merck license option exercise point. The Merck license option exercise point for collaboration compounds under the Original Collaboration Agreement was the completion of a human proof-of-concept trial, exercisable within 60 days of Merck's receipt of an agreed-upon data package for the relevant program. This generally continues to be the Merck license option exercise point under the Amended Collaboration Agreement for continuing collaboration compounds that are directed to ophthalmology targets, including NGM621 and its related compounds and all of the continuing collaboration compounds from two other ophthalmology programs directed against undisclosed ophthalmology targets and their related compounds (including NGM621 and its related compounds, collectively referred to as the continuing ophthalmology collaboration compounds). Merck has an additional one-time option to obtain an exclusive, worldwide license to all of the continuing ophthalmology collaboration compounds together, referred to as the ophthalmology bundle option, and would need to decide whether or not to exercise this option at the same time as the NGM621 license option. If Merck does not exercise this one-time ophthalmology bundle option for all continuing ophthalmology collaboration compounds, it may nevertheless exercise its regular Merck license option with respect to NGM621 and its related compounds at such time, and it may also exercise its regular Merck license option for the continuing ophthalmology collaboration compounds from each of the other two programs if a continuing ophthalmology collaboration compound from such continuing program completes a human proof-of-concept trial. Unlike the Original Collaboration Agreement, the Merck license option exercise point for a continuing collaboration compound from the CVM-related continuing programs or the Lab Programs will be the designation by Merck of such continuing collaboration compound as a research program development candidate that Merck intends to progress into preclinical development.
As was the case under the Original Collaboration Agreement, under the Amended Collaboration Agreement, if Merck exercises a Merck license option and obtains the relevant exclusive, worldwide license for a continuing collaboration compound and its related compounds, Merck will pay an option exercise fee to the Company and will be responsible, at its own cost, for any further development and commercialization activities for continuing collaboration compounds within that licensed continuing program. In such case, the Company will have the option to receive milestones and royalty payments or, in certain cases, to co-fund development and participate in a global cost and profit share arrangement of up to 50%, with an additional option to co-detail any such licensed continuing collaboration compound in the United States under the same terms as set forth in the Original Collaboration Agreement. If the Company elects to exercise its cost and profit share option for a particular continuing collaboration compound and its related compounds, Merck has agreed to advance to the Company and/or assume up to 25% of the Company’s share of the global development costs for such licensed compound, subject to an aggregate cap over the course of the collaboration. All such amounts advanced or assumed by Merck would accrue interest and be recouped by Merck in full out of the Company’s share of any profits resulting from sales of the licensed compound for which the Company elected to exercise its cost and profit share option before the Company was entitled to receive any of those profits.
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
On March 30, 2022, the Company and Merck entered into a letter agreement, or the Letter Agreement, regarding NGM621 manufacturing activities that the Company undertook with the intention of avoiding a significant delay between the completion of the CATALINA trial and the start of any Phase 3 clinical trial for NGM621. The

Company is responsible for all payments owed to the third-party manufacturer for such activities before Merck decides whether to exercise the ophthalmology bundle option or the NGM621 option. Such option is solely within Merck’s discretion, and it may decide not to exercise the option given that the Phase 2 CATALINA trial did not meet its primary endpoint. If Merck exercises either option, then in addition to paying the one-time option exercise fee to the Company, Merck will also reimburse the Company for certain amounts it paid to the third-party manufacturer, according to the terms of the Letter Agreement and subject to certain limitations. Under the Amended Collaboration Agreement, Merck agreed to provide up to $86.0 million in research funding for the four calendar quarters ending March 31, 2022, which included the remaining $16.0 million of the up to $20.0 million in additional payments Merck agreed to pay as part of exercising its first option to extend the research phase of the collaboration under the Original Collaboration Agreement for two years through March 16, 2022. The Company was obligated to use commercially reasonable efforts to expend, and did spend, at least $35.0 million of such $86.0 million in funding during the same time frame on the ophthalmology and CVM-related programs and Lab Programs as required under the Amended Collaboration Agreement. The Company was permitted to use the remainder of the $86.0 million in research funding provided by Merck during such time frame to advance the released NGM compounds. During the remaining two years of the research phase after March 2022, Merck will provide up to a total of $20.0 million in research funding for the ophthalmology and CVM-related programs and the Lab Programs. Pursuant to the Letter Agreement, the Company may use part of this research funding to cover the costs of its personnel who provide support for the manufacturing activities that the Company undertook in preparation for a potential Phase 3 clinical trial for NGM621. Merck will also fund certain research and development costs related to NGM621, subject to certain limitations, until the earlier of the remaining two years of the research phase after March 2022 or until Merck exercises, or decides not to exercise, its license option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds. After March 2022, the Company, using its own funding, is required to use commercially reasonable efforts to research and develop a specific product candidate directed to a specific ophthalmology target to be ready for starting investigational new drug application-, or IND-, enabling studies by March 31, 2023. If Merck exercises its regular Merck license option with respect to NGM621 or the ophthalmology bundle option for all of the continuing ophthalmology collaboration compounds within 60 days of Merck's receipt of an agreed-upon data package, which the Company expects to deliver during the fourth quarter of 2022, and pays the applicable option exercise fee to the Company, then the Company will be obligated to reinvest $5.0 million or up to $15.0 million, respectively, of such option fee to fund research on the ophthalmology and CVM-related continuing programs.
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
The Company concluded that the Amended Collaboration Agreement is a separate arrangement containing a three-year performance obligation to provide distinct research and development services in accordance with ASC 606. The total transaction price under the Amended Collaboration Agreement is $126.7 million and represents the sum of potential funding amounts, including $86.0 million in research funding for the four calendar quarters ending March 31, 2022, $20.0 million in research funding for the ophthalmology and CVM-related continuing programs during the remaining two years of the research phase after March 2022 and $20.7 million in estimated NGM621 reimbursable expenses during the remaining two years of the research phase after March 2022. The Company will continue to re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company continues performing a series of research and development services in the area of both the continuing collaboration compounds and the released NGM compounds and has one performance obligation across all continuing programs. The Company will continue to use the cost-based input method to calculate the amount of revenue to recognize as services are being rendered from April 1, 2021 through March 31, 2024.
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
If Merck exercises its regular Merck license option for NGM621 or the ophthalmology bundle option for all of the continuing ophthalmology collaboration compounds within 60 days of Merck's receipt of an agreed-upon data package, which the Company expects to deliver during the fourth quarter of 2022, pays the applicable Merck license option exercise fee to the Company and reimburses the Company for third-party manufacturing payments in accordance with the Letter Agreement, this would not result in a modification of the contract as total contract consideration and the Company's performance obligation under the Amended Collaboration Agreement will not change.
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
A breakout of the aggregate milestone payments in connection with the potential achievement of both acceptance of an application for and receipt of regulatory approval for each of the first three indications, for each of the three geographic areas, is as follows (in thousands):

	First Indication	Second Indication	Third Indication	Total
United States	$75,000	$56,250	$37,500	$168,750
European Union	60,000	45,000	30,000	135,000
Japan	30,000	22,500	15,000	67,500
	$165,000	$123,750	$82,500	$371,250
Summary of Related Party Revenue
The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Related party revenue	$7,911	$18,575	$37,152	$56,923
For the three months and nine months ended September 30, 2022, the Company recognized collaboration and license revenue of $7.9 million and $37.2 million, respectively, primarily related to reimbursable research and development activities associated with the performance obligation under the Amended Collaboration Agreement under which Merck is providing significantly less annual R&D funding than it had provided through March 31, 2022. Revenue recognized related to the reimbursable research and development activities was recognized using the cost-based input model related to research and development activities.

Related Party Contract Assets and Liabilities
Amounts recognized as revenue prior to the Company having an unconditional right (or a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, the contract asset will be classified in current assets. As of September 30, 2022 and December 31, 2021, the Company did not have a related party contract asset.
Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the contract liability will be classified in current liabilities. As of September 30, 2022 and December 31, 2021, the Company recorded contract liabilities of $7.0 million and $17.8 million, respectively.
6. Commitments and Contingencies
Operating Lease and Lease Guarantee
In December 2015, the Company entered into an operating lease agreement, or the 333 Oyster Point lease agreement, for its corporate office space and facilities at 333 Oyster Point Blvd., South San Francisco, California, or the 333 Oyster Point facility, for approximately 122,000 square feet that expires in December 2023. The 333 Oyster Point lease agreement provided a tenant improvement allowance of $15.2 million that the Company used in 2016 towards $22.3 million in total leasehold improvements that are amortized over the lease term of seven years. The 333 Oyster Point lease agreement required a letter of credit in the amount of $2.3 million as a security deposit to the lease, which the Company recorded as non-current restricted cash on the condensed consolidated balance sheets. In accordance with the agreement, the Company reduced the letter of credit amount by $0.4 million on each of the third and fourth anniversaries of the rent commencement date and reclassified each $0.4 million amount from restricted cash to cash and cash equivalents on the condensed consolidated balance sheets.
As of September 30, 2022, the weighted-average remaining lease term for the 333 Oyster Point lease agreement was 1.25 years and the weighted-average discount rate used to determine the Company's operating lease liability was 2.85%. Cash paid for amounts included in the measurement of the lease liabilities were $4.0 million and $3.8 million in the nine months ended September 30, 2022 and September 30, 2021, respectively.
During the three and nine months ended September 30, 2022 and September 30, 2021, the components of lease costs, which were included in general and administrative expenses on the Company's consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$541	$541	$1,624	$1,624
Variable lease costs (1)	314	308	962	926
Total lease cost	$855	$849	$2,586	$2,550
_____________
(1)Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
As of September 30, 2022, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Year Ending December 31,
2022 (remaining)	$1,344
2023	5,455
Total undiscounted lease payments	6,799
Less: present value adjustment	(111)
Present value of lease liabilities	$6,688

In July 2022, the Company entered into an operating lease agreement, or the 2024 Lease Agreement, for its corporate office space and facilities at 333 Oyster Point Blvd., South San Francisco, California, which the Company currently occupies pursuant to a sublease agreement that is scheduled to expire on December 31, 2023. Pursuant to the 2024 Lease Agreement, the lease term with the new landlord begins on January 1, 2024 and expires on December 31, 2033, and the Company will pay an initial monthly base rent of approximately $0.9 million for the first year, which is subject to increase at an annual rate of 3.5% each year thereafter, plus certain operating and tax expenses. Base rent during the initial ten-year term of the 2024 Lease Agreement will total $124.1 million. The 2024 Lease Agreement provides a tenant improvement allowance of approximately $4.9 million. The Company has an option to extend the 2024 Lease Agreement for a period of either eight or ten years after the initial term. In July 2022, pursuant to the 2024 Lease Agreement, the Company provided the landlord with a letter of credit in the amount of $2.5 million, which the landlord may draw from upon the occurrence of certain events provided in the lease.
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
7. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized, which may be issued at the discretion of the Company’s board of directors. The board of directors may issue shares of preferred stock in one or more series and may fix the number, rights, preferences, privileges and restrictions on such shares. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. As of September 30, 2022, the Company does not have any shares of preferred stock issued or outstanding.
Common Stock
As of September 30, 2022 and December 31, 2021, the Company had reserved shares of common stock for issuance as follows (in thousands):

	September 30, 2022	December 31, 2021
Reserve balance for Sales Agreement	10,937	14,183
Common stock options outstanding	13,223	10,485
Common stock options available for grant	6,702	6,698
ESPP shares available for purchase	386	507
401(k) Matching Plan (1)	192	18
Total	31,440	31,891
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
Open Market Sale Agreement
In June 2020, the Company entered into the Sales Agreement with Jefferies relating to the sale of shares of its common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as its sales agent. During the nine months ended September 30, 2022, approximately 3.2 million shares were sold pursuant to the Sales Agreement for net proceeds to the Company of $49.4 million, after deducting issuance costs. As of September 30, 2022, $76.2 million of the Company’s common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
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
Stock Option Activity
A summary of the activity under the 2008 Plan and the 2018 Plan is as follows:

	Outstanding Options		Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
	Number of Options (In Thousands)	Weighted Average Exercise Price
Balances at December 31, 2021	10,485	$15.79	6.68	$52,349
Options granted	3,769	15.01
Options exercised	(377)	7.54
Options cancelled	(654)	21.34
Balances at September 30, 2022	13,223	$15.53	6.89	$22,962
Vested and expected to vest at September 30, 2022	12,779	$15.44	6.81	$22,951
Exercisable at September 30, 2022	8,817	$13.68	5.76	$22,891
The aggregate intrinsic values of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $10.03 per share and $18.89 per share, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $3.0 million and $31.5 million, respectively. Due to the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the three and nine months ended September 30, 2022 and 2021.
Stock-Based Compensation Expense
Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was calculated based on awards previously granted to employees, directors and nonemployees that are ultimately expected to vest and has been reduced for estimated forfeitures.
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$4,182	$3,392	$12,804	$10,701
General and administrative	3,507	2,973	10,807	8,962
Total stock-based compensation expense	$7,689	$6,365	$23,611	$19,663
Employee Stock Purchase Plan
Under the ESPP, eligible employees are granted the right to purchase shares of the Company's common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. As of September 30, 2022, 614,366 shares of common stock had been purchased under the ESPP.
8. Income Taxes
Since inception, the Company has incurred net losses and expects to record a net loss for the year ending December 31, 2022. Additionally, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company did not record a tax provision for income taxes for the three and nine months ended September 30, 2022 and 2021.

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
Overview of Our Business
We are a biopharmaceutical company focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying cancer, retinal diseases and liver and metabolic diseases. These diseases represent a significant burden for patients and healthcare systems and, in some cases, are leading causes of morbidity and mortality. Since the commencement of our operations in 2008, we have generated a portfolio of product candidates ranging from early discovery to Phase 2b development. Currently, we have seven programs in clinical development, including four Phase 2 or 2b studies, including the recently completed NGM621 CATALINA trial, across three therapeutic areas: cancer, retinal diseases and liver and metabolic diseases. Our biology-centric drug discovery approach aims to seamlessly integrate interrogation of complex disease-associated biology and protein engineering expertise to unlock proprietary insights that are leveraged to generate promising product candidates and enable their rapid advancement into proof-of-concept studies. As explorers on the frontier of life-changing science, we aspire to operate one of the most productive research and development engines in the biopharmaceutical industry. All therapeutic candidates in our pipeline have been generated by our in-house discovery engine led by biology and motivated by unmet patient need.
Pipeline Programs and Operational Updates
Pipeline Programs
We currently have seven product candidates in clinical development, five wholly-owned by us (NGM707, NGM831, NGM438, NGM120 and aldafermin), one being progressed by our collaborator, Merck Sharp & Dohme LLC, or Merck (MK-3655), and one optionable by Merck (NGM621).
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

•We are conducting an open-label Phase 1/2 clinical trial evaluating NGM707 as a monotherapy and in combination with KEYTRUDA® (pembrolizumab) for the treatment of patients with advanced solid tumors. Both a Phase 1a cohort of the trial evaluating NGM707 as a monotherapy and a Phase 1b cohort, initiated in the second quarter of 2022, evaluating NGM707 in combination with pembrolizumab are ongoing.
•Looking forward: We anticipate disclosing initial data from the Phase 1a cohort in the fourth quarter of 2022. The Phase 1a/1b portions of the trial are expected to be followed by Phase 2 expansion cohorts in specific tumor types. We expect to enroll up to approximately 220 patients in this Phase 1/2 trial.
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
•In the first quarter of 2022, we initiated an open-label Phase 1/1b clinical trial to evaluate NGM831 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced solid tumors. A Phase 1a cohort of the trial evaluating NGM831 as a monotherapy was initiated in the first quarter of 2022 and a Phase 1b cohort evaluating NGM831 in combination with pembrolizumab was initiated in the third quarter of 2022. We expect to enroll up to approximately 80 patients in this trial.
•Looking forward: We expect to share initial clinical trial data from this trial in 2023.
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
•In the second quarter of 2022, we initiated an open-label, Phase 1/1b clinical trial to evaluate NGM438 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced solid tumors. A Phase 1a cohort of the trial evaluating NGM438 as a monotherapy is ongoing. The Phase 1b cohort will evaluate NGM438 in combination with pembrolizumab in patients with advanced solid tumors. We expect to enroll up to approximately 80 patients in this trial.
•Looking forward: We expect to share initial clinical trial data from this trial in 2023.
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
•We are conducting a Phase 1/2 clinical trial to assess NGM120’s effect on cancer and cancer-related cachexia in patients with select advanced solid tumors, metastatic pancreatic cancer and metastatic castration-resistant prostate cancer, or mCRPC. The trial includes:
•a Phase 1a cohort evaluating NGM120 as a monotherapy in patients with select advanced solid tumors,

•a Phase 1b cohort evaluating NGM120 in combination with gemcitabine and Nab-paclitaxel in patients with metastatic pancreatic cancer,
•an additional Phase 1b cohort testing NGM120 in combination with one or more lines of hormone therapies in patients with mCRPC, and
•a Phase 2 cohort evaluating NGM120 in combination with gemcitabine and Nab-paclitaxel as first-line treatment in patients with metastatic pancreatic cancer (referred to as the PINNACLES trial).
•In September 2022, at the European Society for Medical Oncology, or ESMO, Annual Congress, we reported updated preliminary findings for a subgroup of patients with advanced prostate cancer from the Phase 1a cohort evaluating NGM120 as a monotherapy in patients with select advanced solid tumors. The updated preliminary results reported at ESMO demonstrated that NGM120 was well tolerated with no dose-limiting toxicities and provided encouraging signals of anti-cancer activity in patients with advanced prostate cancer.
•In September 2022, at the American Association for Cancer Research, or AACR, Special Conference: Pancreatic Cancer, we reported updated preliminary findings from the Phase 1b cohort evaluating NGM120 in combination with gemcitabine and Nab-paclitaxel in patients with metastatic pancreatic cancer. The updated preliminary results reported at AACR demonstrated that NGM120 was well tolerated with no dose-limiting toxicities and provided encouraging signals of anti-cancer activity in patients with metastatic pancreatic cancer.
•In August 2022, we initiated an additional Phase 1b cohort testing NGM120 in combination with one or more lines of hormone therapies in patients with mCRPC.
•Retinal diseases.
•NGM621. NGM621 is a humanized Immunoglobulin 1, or IgG1, monoclonal antibody administered via intravitreal, or IVT, injection. NGM621 was engineered to potently bind to, and be a long-acting inhibitor of, complement C3 with the treatment goal of reducing the rate of disease progression in patients with geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD. NGM621 received Fast Track designation from the United States Food and Drug Administration, or FDA, for GA secondary to AMD.
•In October 2022, we announced topline results from the Phase 2 CATALINA clinical trial, which evaluated the efficacy and safety of NGM621 when given to patients with GA every four weeks or every eight weeks via IVT injections compared to sham control. The trial did not meet its primary endpoint of a statistically significant rate of change in GA lesion area using slope analysis over 52 weeks of treatment with NGM621 versus sham. NGM621 demonstrated a favorable safety profile, with no evidence of increased choroidal neovascularization in NGM621-treated patients compared to sham. In addition, there were no serious adverse events deemed treatment-related by an investigator.
•On November 3, 2022, we presented additional findings at The Retina Society Annual Scientific Meeting and we intend to continue to evaluate various pre-specified secondary endpoints and post-hoc analyses relating to NGM621.
•Merck has a one-time option to license NGM621 and its related compounds (either alone or bundled with other preclinical ophthalmology compounds and their respective related compounds included within the scope of the current collaboration with Merck), within 60 days of Merck's receipt of an agreed-upon data package, which we expect to deliver during the fourth quarter of 2022. Merck’s decision to exercise, or not exercise, its license option with respect to NGM621 and its related compounds is solely within Merck’s discretion. If Merck does not elect to exercise its option to license NGM621 and its related compounds, the program will be wholly-owned by us and we would need to partner the program in order to proceed with further development of NGM621, if any.

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
•Merck is continuing enrollment in the global 52-week randomized, double-blind Phase 2b trial of MK-3655 in patients with NASH and liver fibrosis stage 2 or 3, or F2 or F3, by the NASH Clinical Research Network classification.
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
Operational Updates
Partnering has been and is expected to continue to be a key component of our strategy. For example, our collaboration with Merck, described in " — Our Merck Collaboration" below, historically provided us with robust financial support that enabled us to broaden and accelerate our research efforts and to develop more product candidates for major indications than we likely could have advanced on our own. Given the breadth of opportunities produced by our prolific discovery engine and the current narrower scope of our Merck collaboration, we are actively pursuing additional partners to progress, in whole or in part, the development and commercialization of one or more product candidates that are not within the scope of the current collaboration with Merck. Similarly, given the substantial additional capital needed to proceed with further development of NGM621, if any, if Merck does not elect to exercise its option to license NGM621, which it may decide given that the Phase 2 CATALINA trial did not meet its primary endpoint, we would need to partner the program in order to proceed with further development of NGM621, if any.
We do not own, and have no plans to establish, any manufacturing facilities. All of our manufacturing activities are outsourced to third-party contract development and manufacturing organizations or third-party contract manufacturing organizations, which we refer to collectively as CMOs, which are generally single-source suppliers of the drug product or drug substance they are manufacturing for us. We also utilize third-party contract research organizations, or CROs, to carry out many of our clinical development activities. We expect to be reliant on CMOs and CROs for these activities for the foreseeable future. Significant portions of our research and development, or R&D, resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. If our CROs and CMOs fail to satisfy their contractual duties to us or meet expected deadlines or if our CMOs experience difficulties in scaling production, higher than anticipated costs or lower than anticipated yields, product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, difficulties with quality control, product stability or quality assurance testing, or difficulties procuring raw materials or components as a result of the ongoing COVID-19 pandemic or otherwise, our ongoing and planned trials and possible acceleration or expansion of those trials may be delayed, perhaps substantially, or abandoned, which could materially and adversely affect our business. For example, while we initiated the Phase 1/1b clinical trial of NGM831 in March 2022 and the Phase 1/1b clinical trial of NGM438 in May 2022, our planned individual new drug application, or IND, submissions for NGM831 and NGM438 were delayed due to challenges at one of our CMOs with respect to the manufacture of those product candidates, primarily related to analytical method qualification and release testing. It is possible that we could experience further supply-related delays that would create supply challenges and possible timing delays for ongoing and planned clinical trials or delay the commencement of first-in-human testing of future product candidates. In addition, there is increased competition in the biotechnology industry for CMO manufacturing slots and other capabilities generally, which has had, and may continue to have, a negative impact on the availability of manufacturing capacity and therefore our ability to supply clinical trial materials for planned, ongoing, accelerated or expanded clinical trials. Our CMOs’ facilities and operations have also been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff. Changes in economic conditions, supply chain constraints, labor, raw material and component shortages and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. These supply chain effects, increased competition and higher costs of acquired goods and services may negatively impact our business operations and our financial results.
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
In July 2022, we entered into an operating lease agreement, or the 2024 Lease Agreement, for our existing corporate office space and facilities at 333 Oyster Point Blvd., South San Francisco, California, which allows us to remain in our existing facilities through December 31, 2033, subject to our compliance with the 2024 Lease Agreement. We also have an option to extend the 2024 Lease Agreement for a period of either eight or ten years after the initial ten-year term of January 1, 2024 to December 31, 2033.
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
Under the Amended Collaboration Agreement, Merck is providing significantly less annual R&D funding than it had provided through March 31, 2022. In this regard, for the period that started on April 1, 2022 and ends on March 31, 2024, Merck will provide up to $20.0 million of R&D funding for the ophthalmology programs (other than NGM621), the CVM-related programs and the Lab Programs. Pursuant to the letter agreement that we entered into with Merck on March 30, 2022, or the Letter Agreement, we may use part of this R&D funding to cover our personnel costs for NGM621 manufacturing activities that we undertook in preparation for a potential Phase 3 clinical trial. If the parties mutually agree to extend the research phase for the CVM-related programs from March 31, 2024 to March 31, 2026, then Merck will provide up to a total of $20.0 million in R&D funding during the additional two years of the CVM program research phase. Merck will also fund certain R&D costs related to NGM621, in an amount expected to be up to approximately $20.0 million, until Merck's decision to exercise, or not to exercise, its License Option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds (as described below). During the period before Merck’s decision, we are responsible under the Letter Agreement for paying all amounts owed to third parties for NGM621 manufacturing activities performed with the intention of avoiding a significant delay between the completion of the CATALINA trial and the start of any possible Phase 3 clinical trial. If Merck decides to exercise its License Option, Merck will reimburse us for certain amounts we paid to such third parties, according to the terms of the Letter Agreement and subject to certain limitations, in addition to paying us the one-time option exercise fee described below.
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
Under the Original Collaboration Agreement, upon the completion of each proof-of-concept clinical trial under the program, Merck had a one-time option to obtain a worldwide, exclusive license to the product candidate tested in the trial and compounds related to it, referred to as a License Option, within 60 days of Merck's receipt of an agreed-upon data package for such program. Under the Amended Collaboration Agreement, Merck retains a License Option to each collaboration compound and its related compounds upon completion of a human proof-of-concept trial for a particular collaboration compound, regardless of the results of such trial, or at earlier points as specified in the Amended Collaboration Agreement, including the option to license NGM621 and its related compounds (either alone or bundled with all of the other ophthalmology collaboration compounds and their respective related compounds included within the scope of the Amended Collaboration Agreement) within 60 days of Merck's receipt of an agreed-upon data package, which, for NGM621, we expect to deliver during the fourth quarter of 2022. For each program for which Merck exercises its License Option and pays the applicable option exercise fee, Merck is responsible for any further development and commercialization activities for the licensed compounds and we have the option, when a licensed compound has advanced to Phase 3 clinical trials, to receive milestones and royalty payments or, in certain cases, to co-fund development and participate in a global cost and profit share arrangement of up to 50%, with an additional option to co-detail any such licensed compounds in the United States. If we elect to exercise our cost and profit share option for a particular licensed compound and its related compounds, Merck has agreed to advance to us and/or assume up to 25% of our share of the global development costs for such licensed compound, subject to an aggregate cap over the course of the collaboration. All such amounts advanced or assumed by Merck would accrue interest and be recouped by Merck in full out of our share of any profits resulting from sales of the licensed compound for which we elected to exercise our cost and profit share option before we would be entitled to receive any of those profits.
If Merck does not exercise a License Option within the specified time period, which it may choose to do in its sole discretion, then we would be free to develop and commercialize the product candidate tested in the proof-of-concept trial and its related compounds independently or with third-party partners, subject to an obligation to make low single-digit royalty payments to Merck. If Merck does not elect to exercise its License Option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds (as described above), which it may decide given that the Phase 2 CATALINA trial did not meet its primary endpoint, we would need to partner the program in order to proceed with further development of NGM621, if any.
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
Because, under the Amended Collaboration Agreement, the level of R&D funding from Merck going forward will continue to be substantially lower on an annual and overall basis than the R&D funding provided by Merck prior to April 2022, we need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs, and, to a lesser extent, with respect to programs that are within the scope of the collaboration under the Amended Collaboration Agreement that we are required to fund. In addition, our funding requirements would increase for any programs that are within the scope of the current collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs, which could include NGM621. Accordingly, we will need to enter into additional collaborations and/or we will need to raise significant additional capital in order to proceed with development through regulatory approval and commercialization of our current and potential future product candidates. Neither may be possible and, as a result, if adequate funds are not available when we need them, we may need to significantly delay, scale back or discontinue development of some or all of such product candidates or scale back or discontinue discovery efforts, which could have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether. Merck’s decision to exercise, or not exercise, its license option with respect to NGM621 and its related compounds is solely within Merck’s discretion. If Merck elects to exercise its option to license NGM621 and its related compounds, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of any Phase 3 development as described above. Similarly, if Merck does not elect to exercise its option to license NGM621 and its related compounds, which it may decide given that the Phase 2 CATALINA trial did not meet its primary endpoint, we would need to partner the program in order to proceed with further development of NGM621, if any.
For more information on the terms of the Amended Collaboration Agreement, see Note 5, “Research Collaboration and License Agreements,” of the notes to audited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financial Highlights
Since inception, we have funded our operations primarily through:
•fees received from collaboration partners, which since inception through September 30, 2022 includes reimbursement of R&D expenses of $524.6 million and upfront cash licensing fees of $123.0 million, primarily from Merck, and a payment of $20.0 million from Merck to license MK-3655 and related compounds;

•proceeds from private placements of convertible preferred stock prior to our initial public offering, or IPO, including approximately $106.0 million of our Series E convertible preferred stock purchased by Merck;
•net proceeds from our IPO in 2019 of approximately $107.8 million, together with proceeds from the concurrent private placement of shares of common stock to Merck of $65.9 million;
•net proceeds of $134.6 million from the sale of 5,324,074 shares of our common stock in January 2021 upon completion of an underwritten public offering of our common stock, or the follow-on offering, which included the full exercise by the underwriters of their option to purchase additional shares; and
•net proceeds of $71.5 million through September 30, 2022 from sales of approximately 4.1 million shares of our common stock under an Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC, or Jefferies, in June 2020.
At September 30, 2022, we had $300.2 million in cash, cash equivalents and short-term marketable securities.
We have incurred net losses each year since our inception. As of September 30, 2022, we had an accumulated deficit of $545.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our R&D programs and general and administrative, or G&A, costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other R&D activities, and the amount of R&D funding we receive from Merck or future collaboration partners, if any. For further discussion of our financial position and future sources of funding, see “Liquidity and Capital Resources” below.
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
While the potential future economic impact caused by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic (as well as other macroeconomic factors, such as inflation and geopolitical instability, including the ongoing invasion of Ukraine by Russia and the related sanctions imposed against Russia) could result in significant and prolonged disruption of global financial markets, and our ability to raise additional capital through public or private equity or debt offerings may be adversely impacted by disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and in the biotechnology industry specifically, which could negatively affect the financial resources available to us. In addition, economic recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. Finally, we also cannot predict how the evolving effects of the COVID-19 pandemic may influence the future decisions of Merck to license any programs available to it under the Amended Collaboration Agreement, such as NGM621 and its related compounds. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Financial Operations Overview
Related Party Revenue
Our revenue to date has been generated primarily from recognition of license fees and R&D service funding pursuant to our collaboration with Merck. Merck is also a significant stockholder and, as such, collaboration revenue from Merck is referred to as related party revenue.
Since the Company's inception through September 30, 2022, Merck paid us $599.8 million pursuant to the terms of our collaboration. Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in future periods given the substantial decrease in the level of funding we have received from Merck since April 2022 under with the Amended Collaboration Agreement commensurate with the decreased collaboration scope. As a result, we believe that period-to-period comparisons of our revenue may not be meaningful and should not be relied upon as being indicative of future performance.
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
Our related party revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Related party revenue	$7,911	$18,575	$37,152	$56,923

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
As a result of the substantial decrease in the level of funding we have received from Merck since April 2022 under the Amended Collaboration Agreement commensurate with the decreased collaboration scope as described above, we need to devote a substantial amount of our own financial resources to our development programs, particularly with respect to our wholly-owned programs and, to a lesser extent, with respect to programs that are within the scope of the Amended Collaboration Agreement that we are required to fund, as described above. In addition, our funding requirements would increase for any programs that are within the scope of the collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs. Merck’s decision to exercise, or not exercise, its license option with respect to any program is solely within Merck’s discretion. In particular, if Merck elects to exercise its option to license NGM621 and its related compounds, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of any Phase 3 development as described above. Similarly, if Merck does not elect to exercise its option to license NGM621 and its related compounds, which it may decide given that the Phase 2 CATALINA trial did not meet its primary endpoint, we would need to partner the program in order to proceed with further development of NGM621, if any. For the foreseeable future, we anticipate a significant portion of our financial resources, other than those received from Merck which are dedicated to activities under the Amended Collaboration Agreement, will be directed to activities required to initiate and advance clinical trials of our oncology programs, to complete certain ongoing manufacturing activities related to NGM621 and to complete the Phase 2b ALPINE 4 clinical trial of aldafermin.
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
We anticipate that our G&A expenses will increase in the future to support our continued and increasing R&D activities. These increases will likely include increased costs related to fees paid to outside consultants, lawyers and accountants, among other expenses, and an increase in operating lease expenses under the 2024 Lease Agreement beginning in 2024. Additionally, we anticipate continued increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and related Securities and Exchange Commission, or SEC, requirements and costs related to insurance, investor relations and compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. In addition, we may incur expenses associated with negotiating and entering into agreements with collaboration partners and with building a sales organization in connection with, and prior to, potential future regulatory approval and commercialization of our product candidates.
Results of Operations
Our results of operations were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Related party revenue	$7,911	$18,575	$(10,664)	$37,152	$56,923	$(19,771)
Operating expenses:
Research and development	46,106	38,714	7,392	134,345	122,983	11,362
General and administrative	10,109	8,867	1,242	30,759	27,411	3,348
Total operating expenses	56,215	47,581	8,634	165,104	150,394	14,710
Loss from operations	(48,304)	(29,006)	(19,298)	(127,952)	(93,471)	(34,481)
Interest income, net	965	106	859	1,684	335	1,349
Other income, net	78	35	43	38	35	3
Net loss	$(47,261)	$(28,865)	$(18,396)	$(126,230)	$(93,101)	$(33,129)

Related Party Revenue from Merck
Revenue decreased $10.7 million and $19.8 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to a decrease in R&D revenue under the Amended Collaboration Agreement with Merck.
Under the Amended Collaboration Agreement, from April 1, 2022 until March 31, 2024, Merck will provide up to $20.0 million of R&D funding for the ophthalmology programs (other than NGM621), the CVM-related programs and the Lab Programs. If the parties mutually agree to extend the research phase for the CVM-related programs from March 31, 2024 to March 31, 2026, then Merck will provide up to a total of $20.0 million in R&D funding during the additional two years of the CVM program research phase. Merck will also fund certain R&D costs related to NGM621 in an amount expected to be up to approximately $20.0 million, until Merck's decision to exercise, or not to exercise, its License Option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds. Such option is solely within Merck’s discretion, and it may decide not to exercise the option given that the Phase 2 CATALINA trial did not meet its primary endpoint. In this regard, our related party revenue from Merck has decreased substantially in 2022 compared to 2021 and is expected to continue to remain at a significantly lower level through March 31, 2024.
Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate during the remainder of the collaboration.
Research and Development Expenses
Our R&D expenses by program were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
External R&D expenses:
NGM707 (Anti-ILT2/ILT4 dual antagonist)	$6,650	$1,269	$18,208	$3,490
NGM621 (C3 inhibitor)	5,439	6,167	15,708	15,344
Aldafermin (FGF19 analog)	3,415	6,519	10,658	25,591
NGM438 (LAIR1 antagonist)	2,655	602	5,968	3,073
NGM120 (GFRAL antagonist)	1,915	1,529	5,930	5,125
NGM831 (ILT3 antagonist)	1,658	561	4,917	1,879
Other external R&D expenses	120	73	945	1,297
Total external R&D expenses	21,852	16,720	62,334	55,799
Personnel-related expenses	15,445	13,499	46,775	41,960
Internal and unallocated R&D expenses (1)	8,809	8,495	25,236	25,224
Total R&D expenses	$46,106	$38,714	$134,345	$122,983
_____________
(1)Internal and unallocated R&D expenses consist primarily of research supplies and consulting fees, which we deploy across multiple R&D programs.
R&D expenses increased $7.4 million and $11.4 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to increases in external expenses, driven by our ongoing clinical trials of NGM707, NGM831, NGM438 and NGM120, our completed trial of NGM621, and personnel-related expenses, partially offset by a decrease in expenses for our manufacturing activities and our clinical trials of aldafermin.
We expect our R&D expenses will increase in 2022 compared to 2021 primarily due to the continued advancement of our wholly-owned oncology programs. In 2022, we have substantial activities ongoing in all of our programs, and are progressing toward the achievement of multiple milestones, including:
•NGM707: continuing enrollment in the Phase 1a/1b portion of the ongoing Phase 1/2 clinical trial and preparing to disclose initial data from the Phase 1a cohort in the fourth quarter of 2022;

•NGM831: continuing enrollment in the Phase 1 portion of the Phase 1/1b clinical trial initiated in 2022 and preparing to disclose initial clinical trial data in 2023;
•NGM438: continuing enrollment in the Phase 1 portion of the Phase 1/1b clinical trial initiated in 2022 and preparing to disclose initial clinical trial data in 2023;
•NGM120: continuing enrollment in the Phase 2 PINNACLES portion of the Phase 1/2 clinical trial and the Phase 1b cohort of patients with mCRPC;
•NGM621: although in October 2022, we reported topline results from our Phase 2 CATALINA trial which did not meet its primary endpoint, we intend to continue to evaluate various pre-specified secondary endpoints and post-hoc analyses relating to NGM621; and
•Aldafermin: continuing treatment of patients in the fully enrolled Phase 2b ALPINE 4 clinical trial and preparing to report topline data from that trial in the first half of 2023.
General and Administrative Expenses
G&A expenses increased $1.2 million and $3.3 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase in the nine months ended September 30, 2022 was primarily due to an increase in headcount and an increase in stock-based compensation expense of $1.8 million.
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
Liquidity and Capital Resources
Funding Requirements
We have no products approved for commercial sale, have not generated any revenue from product sales to date and we are not and may never be profitable. We have incurred losses in each year since commencing operations, and we expect to incur significant and increasing operating losses in 2022 and over the next several years. As of September 30, 2022, we had an accumulated deficit of $545.2 million, and we expect our accumulated deficit will increase significantly over time.
We have an active discovery research group and multiple pipeline programs in development. We have spent, and expect to continue to spend, significant resources to fund R&D of, and seek regulatory approvals for, our product candidates for the foreseeable future as our research, development, manufacturing, preclinical studies, clinical trial and related activities increase.
Prior to 2022, we received substantial R&D funding from our collaboration with Merck. However, under the narrower scope of the Amended Collaboration Agreement, R&D funding from Merck beginning April 2022 is substantially lower on an annual and overall basis than the R&D funding previously provided by Merck and we can no longer use R&D funding from Merck to support the development of any of our wholly-owned oncology programs, including NGM707, NGM831, NGM438 and NGM120. As a result, we need to fund not only our currently wholly-owned programs going forward, but also certain activities that remain within the scope of the ongoing collaboration with Merck that we are required to fund ourselves (and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement). In addition, we need to fund any programs that are within the scope of the current collaboration with Merck in the event Merck does not elect to license these programs and we decide to continue to develop them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue to develop it or in the event we opt to co-develop any program Merck elects to license. Merck’s decision to exercise, or not exercise, its license option with respect to any program is solely within Merck’s discretion. If Merck elects to exercise its option to license NGM621 and its related compounds, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of any Phase 3 development as described above. Similarly, if Merck does not elect to exercise its option to license NGM621 and its related compounds, which it may decide given that the Phase 2 CATALINA trial did not meet its primary endpoint, we would need to partner the program in order to proceed with further development of NGM621, if any.

Our cash requirements for fiscal year 2022 will continue to be driven by our R&D and G&A expenses. In 2021 and 2020, our R&D expenses were $161.7 million and $164.0 million, respectively. We expect our R&D expenses will increase in 2022 compared to 2021. Over the next several years, we expect our R&D expenses to continue to increase unless we are able to partner one or more of our wholly-owned programs, particularly as we advance our oncology product candidates into and through clinical development.
In 2021 and 2020, our G&A expenses were $36.9 million and $27.2 million, respectively. We expect our G&A expenses will increase moderately in 2022 compared to 2021. Beginning in 2024, our operating lease costs will increase pursuant to the 2024 Lease Agreement we entered into in July 2022 for our current corporate office space and facilities in South San Francisco, California. Our current sublease will expire on December 31, 2023. The 2024 Lease Agreement will commence on January 1, 2024 and expire on December 31, 2033. We will pay an initial monthly base rent of approximately $0.9 million for the first year, which is subject to increase at an annual rate of 3.5% each year thereafter, plus certain operating and tax expenses.
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
Sources of Liquidity
Cash and Investments
As of September 30, 2022, we had cash and cash equivalents of $101.4 million and short-term marketable securities of $198.7 million.
Merck Collaboration
The revenue we receive under the Amended Collaboration Agreement with Merck is currently our only source of revenue. For the period that started on April 1, 2022 and ends on March 31, 2024, Merck is committed to fund up to $20.0 million of R&D funding for the ophthalmology programs (other than NGM621), the CVM-related programs and the Lab Programs. Merck is also obligated to fund certain R&D costs related to NGM621 in an amount expected to be up to approximately $20.0 million, until Merck's decision to exercise, or not to exercise, its license option with respect to NGM621 alone or bundled with the other continuing ophthalmology compounds. See “Overview of Our Business – Our Merck Collaboration” above.
Other Sources of Capital
In June 2020, we entered into the Sales Agreement with Jefferies. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as our sales agent. In the nine months ended September 30, 2022, approximately 3.2 million shares of our common stock were sold under the Sales Agreement for net proceeds to the Company of $49.4 million. As of September 30, 2022, $76.2 million of our common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
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
We may seek other third-party collaborators for the development and commercialization of one or more product candidates that are not within the scope of the collaboration with Merck. If we decide to enter into any such arrangements with any third parties, and are successful in doing so, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from any such arrangement will depend on the specific terms we reach with any collaborator, as well as each of our collaborators’ abilities to successfully perform the functions assigned to them in such arrangement towards developing, seeking regulatory approval for and commercializing our product candidates.
If we are unable to raise adequate additional capital through public or private equity or debt offerings, collaborations or otherwise, on acceptable terms or at all, we may be delayed in or prevented from pursuing our planned and any future development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects.
Cash Flow Activity
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(114,035)	$(54,894)
Investing activities	12,634	(93,576)
Financing activities	53,510	147,279
Net decrease in cash, cash equivalents and restricted cash	$(47,891)	$(1,191)
Operating Activities
In the nine months ended September 30, 2022, net cash used in operating activities was $114.0 million, which consisted of a net loss of $126.2 million, adjusted for non-cash charges of $29.9 million and a change in operating assets and liabilities of $17.7 million. The non-cash charges consisted primarily of stock-based compensation expense of $23.6 million and depreciation expense of $3.4 million. The change in operating assets and liabilities was mainly driven by decreases in contract liabilities of $10.8 million, the operating lease liability of $3.8 million and accounts payable of $1.7 million.
In the nine months ended September 30, 2021, net cash used in operating activities was $54.9 million, which consisted of a net loss of $93.1 million, adjusted for non-cash charges of $32.8 million and a change in operating assets and liabilities of $5.4 million. The non-cash charges consisted primarily of stock-based compensation expense of $19.7 million, a decrease in related party contract assets due to the Amended Collaboration Agreement with Merck of $4.6 million, depreciation expense of $4.6 million and amortization of a premium on marketable securities of $2.5 million. The change in operating assets and liabilities was mainly driven by increases in contract liabilities of $12.3 million, accrued liabilities of $4.9 million, prepaid expenses and other current assets of $3.6 million and the related party receivable of $4.1 million, partially offset by decreases in the operating lease liability of $3.6 million, accounts payable of $2.0 million and related party contract assets of $1.5 million.
Investing Activities
In the nine months ended September 30, 2022, net cash provided by investing activities was $12.6 million, which consisted primarily of $186.5 million in net proceeds on maturity of marketable securities offset by purchases of marketable securities of $172.5 million.

In the nine months ended September 30, 2021, net cash used in investing activities was $93.6 million, which consisted of purchases of marketable securities of $194.5 million primarily from the net proceeds of the follow-on offering, partially offset by $102.5 million in net proceeds on maturity of marketable securities.
Financing Activities
In the nine months ended September 30, 2022, net cash provided by financing activities consisted of net proceeds of $49.4 million from the sale of shares of our common stock under the Sales Agreement and proceeds of $4.1 million from our employee equity incentive and purchase plans.
In the nine months ended September 30, 2021, net cash provided by financing activities consisted of net proceeds from the follow-on offering of $134.6 million and proceeds from our employee equity incentive and purchase plans of $12.5 million.
Contractual Obligations
Our contractual obligations are related to our operating lease liability as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. In July 2022, we entered into the 2024 Lease Agreement for the corporate office space and facilities in South San Francisco, California which we currently occupy pursuant to a sublease agreement scheduled to expire on December 31, 2023. The initial term of the 2024 Lease Agreement will commence on January 1, 2024 and expire on December 31, 2033. Base rent during the initial ten-year term of the 2024 Lease Agreement will total $124.1 million. See Note 6 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for additional information.
We enter into agreements in the normal course of business with CROs for clinical trials, CMOs and other vendors for preclinical studies, supplies, manufacturing and other services and products for operating purposes. These agreements are generally cancellable at any time by us, upon prior written notice, and may or may not include cancellation fees. Given that the amount and timing related to such payments are uncertain, they are not considered to be contractual obligations. As of September 30, 2022, we had not accrued for any termination or cancellation charges as these were not considered probable. Significant portions of our R&D resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. We expect our R&D expenses to increase substantially beginning in 2022 and over the next several years unless we partner one or more of our wholly-owned programs, particularly as we advance our oncology product candidates into and through clinical development. See "Funding Requirements" above for additional information regarding our expected R&D spend.
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

Newly Issued Accounting Pronouncements
There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2022 that are of significance or potential significance to us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•All of our revenue for recent periods has been received from a single collaboration partner, Merck Sharp & Dohme LLC, or Merck, and that revenue will continue to be substantially lower going forward as compared to historical periods.
•In order to complete the development and commercialization of our current and potential future product candidates and to finance our other operations, we will require substantial additional capital that may not be available to us on acceptable terms, or at all, and as a result, we may be required to delay, scale back or discontinue development of our product candidates.
•In particular, if Merck elects to exercise its option to license NGM621 and its related compounds, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of any Phase 3 development. If Merck does not elect to exercise its option to license NGM621 and its related compounds, which it may decide given that the Phase 2 CATALINA trial did not meet its primary endpoint, we would need to partner the program in order to proceed with further development of NGM621, if any.
•We need to successfully complete rigorous preclinical and clinical testing of our product candidates before we can seek regulatory approval, and the regulatory approval processes of the U.S. and foreign health authorities are lengthy and inherently unpredictable, and if we are not successful, commercialization of our product candidates will be delayed or prevented. Our product candidates may fail to produce positive results or to demonstrate safety and efficacy to the satisfaction of health authorities (such as the recent failure of NGM621 to meet the primary endpoint in the CATALINA trial).
•Aldafermin and MK-3655 are being developed for the treatment of nonalcoholic steatohepatitis, or NASH, an indication for which there are no approved products, which makes it difficult to predict the timing, cost and potential success of their clinical development and regulatory approval for the treatment of NASH.

•We may not be able to obtain and maintain the relationships with our current collaborator, Merck, potential future collaborators and other third parties that are necessary to develop, manufacture and commercialize some or all of our product candidates. We depend on our collaboration with Merck for revenue and for the development and commercialization of our product candidates that remain within the scope of the collaboration. In the future we may depend on collaborations with other third parties for revenue and for the development and commercialization of our product candidates and such collaborations involve numerous risks, any of which could materially and adversely affect our business and financial condition. We rely completely on contract manufacturers for the manufacture of our product candidates and the process of manufacturing, and conducting release testing for, our biologic product candidates is complex, highly regulated and subject to many risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products needed for clinical trials and commercialization.
•The COVID-19 pandemic continues to adversely impact our business and operations, as well as the businesses or operations of our contract manufacturers, clinical research organizations, clinical trial sites and other third parties with whom we conduct business.
•Our future success depends in part on our ability to attract and retain highly skilled employees and in recent years we have experienced employee attrition at rates higher than we have experienced historically.
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
•Our principal stockholders, including entities affiliated with The Column Group, Merck and our management, own a substantial percentage of our stock and collectively will be able to exert significant control over matters subject to stockholder approval.
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
We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net losses were $120.3 million, $102.5 million and $42.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of September 30, 2022, we had an accumulated deficit of $545.2 million.
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our product candidates may not advance through development or be approved for commercial sale, we are unable to predict if or when we will generate product revenue or achieve or maintain profitability. For example, in October 2022, we announced that our Phase 2 CATALINA trial evaluating NGM621 in patients with geographic atrophy, or GA, did not meet its primary endpoint. If Merck does not elect to exercise its option to license NGM621 and its related compounds, which it may decide given that the Phase 2 CATALINA trial did not meet its primary endpoint, the program will be wholly-owned by us and we would need to partner the program in order to proceed with further development of NGM621, if any. Further, in May 2021, we announced that our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with F2/F3 NASH did not meet its primary endpoint, and, as a result, we decided to suspend further development of aldafermin in patients with F2/F3 NASH. Even if we successfully complete development and regulatory processes for other product candidates or of aldafermin in other indications, we anticipate incurring significant costs associated with launching and commercializing any products. If we fail to become profitable or do not sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or cease our operations.
All of our revenue for recent periods has been received from a single collaboration partner, and that revenue will continue to be substantially lower going forward as compared to historical periods.
We do not have any committed external source of funds, other than pursuant to our ongoing collaboration with Merck, which has provided us with substantial financial support since 2015. However, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview of Our Business - Our Merck Collaboration” in Part I, Item 2 of this Quarterly Report on Form 10-Q, the R&D funding we receive from Merck under the collaboration going forward will continue to be substantially lower on an annual and overall basis than the research funding previously provided by Merck due to the narrower scope of the amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement, which amended and restated our then-existing collaboration agreement with Merck, originally entered into in 2015, which, together with amendments made prior to June 30, 2021, we refer to as the Original Collaboration Agreement.
In this regard, for the period that started on April 1, 2022 and ends on March 31, 2024, Merck is committed to fund up to $20.0 million in R&D funding for the ongoing ophthalmology programs (other than NGM621), the cardiovascular or metabolic-, or CVM-, related programs and other smaller laboratory programs subject to the collaboration. Merck is also obligated to fund certain R&D costs related to NGM621, in an amount expected to be up to approximately $20.0 million, until Merck's decision to exercise, or not to exercise, its license option with respect to NGM621 and its related compounds (either alone or bundled with all of the other continuing ophthalmology compounds and their respective related compounds). As a result, we need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs and, to a lesser extent, with respect to programs that are within the scope of the current collaboration under the Amended Collaboration Agreement that we are required to fund (and our failure to allocate funding to meet such requirements may be deemed a breach of the Amended Collaboration Agreement). In addition, our funding requirements would increase for any programs that are within the scope of the current collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs. In particular, if Merck elects to exercise its option to license NGM621 and its related compounds, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of any Phase 3 development. Similarly, if Merck does not elect to exercise its option to license NGM621 and its related compounds, which it may decide given that the Phase 2 CATALINA trial did not meet its primary endpoint, we would need to partner the program in order to proceed with further development of NGM621, if any. Importantly, Merck's decision to exercise, or not to exercise, its license option with respect to NGM621 and its related compounds is solely within Merck's discretion. There can be no assurance that Merck will ultimately exercise its license option with respect to NGM621 and its related compounds, particularly given that the Phase 2 CATALINA trial did not meet its primary endpoint.
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
•whether Merck exercises its option to license product candidates within the scope of the ongoing collaboration upon completion of human proof-of-concept studies, such as its license option for NGM621, or at the earlier license option point as specified in the Amended Collaboration Agreement for each such candidate;
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
We are actively seeking opportunities to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of such product candidates. However, we may not be able to enter into agreements on acceptable terms, if at all. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon the potential collaborator’s evaluation of the subject product candidate and its market opportunity, our assessment of the collaborator’s resources and expertise and the terms and conditions of the potential collaboration.
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
If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise capital may be adversely impacted by recent trading prices of our common stock following the announcement that the CATALINA trial did not meet its primary endpoint. Furthermore, any securities that we may issue may have rights senior to those of our common stock and could contain covenants or protective rights that would lead to restrictions on our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
Risks Related to Our Dependence on Third Parties
We depend on our collaboration with Merck for the development and commercialization of our product candidates within the scope of the collaboration. Our collaboration with Merck involves numerous risks, any of which could materially and adversely affect our business and financial condition.
As described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview of Our Business - Our Merck Collaboration” in Part I, Item 2 of this Quarterly Report on Form 10-Q, our continuing Merck collaboration involves a complex allocation of rights, provides for certain R&D funding and, for products for which Merck exercises its license option, if any, provides us with either milestone payments based on the achievement of specified clinical development, regulatory and commercial milestones and royalty-based revenue if certain product candidates are successfully commercialized or a cost and profit share arrangement with the possibility that we would provide sales representatives to co-detail the product candidates that Merck elects to advance in the United States. Under the Amended Collaboration Agreement, the research phase of the collaboration continues generally through March 2024, with possible extensions for each of the various programs to allow us or Merck to complete ongoing development during designated tail periods. The level of R&D funding we expect to receive from Merck going forward will continue to be substantially lower on an annual and overall basis than the R&D funding previously provided by Merck. In addition, we do not know whether Merck will elect to exercise its option to license additional product candidates, such as its license option for NGM621 and its related compounds, within 60 days of Merck's receipt of an agreed-upon data package, which we expect to deliver during the fourth quarter of 2022, or whether Merck will terminate its license to a licensed program under the terms of the Amended Collaboration Agreement or otherwise. Importantly, Merck's decision to exercise, or not to exercise, its license option with respect to NGM621 and its related compounds is solely within Merck's discretion. There can be no assurance that Merck will ultimately exercise its license option with respect to NGM621 and its related compounds, particularly given that the Phase 2 CATALINA trial did not meet its primary endpoint. If Merck elects to exercise its option to license NGM621 and its related compounds, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of any Phase 3 development. If Merck does not elect to exercise its option to license NGM621 and its related compounds, which it may decide given that the Phase 2 CATALINA trial did not meet its primary endpoint, we would need to partner the program in order to proceed with further development of NGM621, if any.
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
Partnering has been and is expected to continue to be a key component of our strategy. In this regard, we are actively pursuing additional partners to progress, in whole or in part, the development and commercialization of one or more product candidates that are not within the scope of the collaboration with Merck, and we expect to pursue additional partners if Merck elects not to proceed with development of any product candidates that are within the scope of the current collaboration. Merck’s decision to exercise, or not exercise, its license option with respect to NGM621 and its related compounds is solely within Merck’s discretion. If Merck does not elect to exercise its option to license NGM621 and its related compounds, which it may decide given that the Phase 2 CATALINA trial did not meet its primary endpoint, we would need to partner the program in order to proceed with further development of NGM621, if any. If we decide to enter into any such arrangements with any third parties, and are successful in doing so, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from any such arrangement will depend on the specific financial terms we reach with any collaborator, as well as each of our collaborators’ abilities to successfully perform the functions assigned to them in such arrangement towards developing, seeking regulatory approval for and commercializing our product candidates.
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
The transfer of our small-scale manufacturing processes to CMOs for scale up and validation and any later scale up and validation of the manufacturing process in the CMOs’ facilities to manufacture larger quantities, involve difficult and complex processes. We may not be successful in transferring our production system to a CMO, either because it is unable to implement the process successfully in its facilities or for other reasons. Later scale-up activities are also difficult and costly and entail risks such as process reproducibility, stability, consistency and other technical challenges. If we are unable to adequately validate or scale up the manufacturing processes for our product candidates, we would need to undertake a transfer to another third party and repeat the manufacturing validation process, which can be expensive and time-consuming and could delay the initiation or completion of our clinical trials.
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
Our product candidates use certain raw materials for their production, such as reagents that support cell growth, purification materials and testing and manufacturing supplies. Some of these materials only have a single supplier and are purchased as necessary without a long-term supply agreement in place. In addition, our drug products may require the use of syringe or other components, some of which have been the subject of shortages amplified by the COVID-19 pandemic due to their use in, among other things, COVID-19 vaccine production. If our CMOs are required to obtain an alternative source of certain raw materials and components, additional testing, validation activities and regulatory approvals may be required, which may negatively impact manufacturing and other development timelines. For example, one of our CMOs experienced shortages of the specific cell culture media used to manufacture one of our products due to global supply chain challenges and, while we have been successful in obtaining a replacement product, these types of substitutions may require additional and unplanned testing, qualification or validation activities. Any significant delay in the acquisition or decrease in the availability of these materials, components or other items, or failure to successfully qualify or validate alternative materials or components, could considerably delay the manufacture of our product candidates, which could adversely impact the timing or completion of any ongoing and planned trials or the timing of regulatory approvals, if any, of our product candidates.
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
Our product candidates other than NGM621, aldafermin and MK-3655 are currently solely manufactured at a facility in Lithuania. Following Russia's invasion of Ukraine in February 2022, the response from the United States and its allies has included both significant sanctions and NATO's deployment of additional military forces to Eastern Europe, including to Lithuania. The ongoing invasion of Ukraine and the retaliatory measures taken or that may be taken by the United States, NATO and others, including significant sanctions against Russia, create global security concerns and regional instability, including due to the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.

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
As the COVID-19 pandemic continues to evolve, including the emergence of new variants, there may be additional negative impacts in the future on our ability to initiate new clinical trial sites, to enroll new patients and to maintain existing patients who are participating in our clinical trials, which may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. Our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures has been and may continue to be impacted by quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. These restrictions may also continue to prohibit or discourage patients from enrolling in, or continuing to participate in, our clinical trials. Principal investigators and clinical trial site staff, as healthcare providers, may have heightened exposure to COVID-19 and if their health is impacted by COVID-19, it could adversely impact the conduct of our clinical trials at their sites. Similarly, potential participants in our clinical trials, many of whom are particularly vulnerable, may be unwilling to enroll in, and enrolled patients may be unwilling to continue to participate in, our clinical trials due to concerns about traveling to sites for required screening and clinical trial visits and procedures. In this regard, during the COVID-19 pandemic, we have experienced, from time to time, a slower pace of clinical site initiation and clinical trial enrollment and a higher subject dropout rate than originally anticipated in certain of our clinical trials. We believe this may have been due to factors such as the vulnerability of our studied patient populations, site staff shortages, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors.
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
For example, in the third quarter of 2021, the manufacturer of Abraxane® (paclitaxel protein bound), or Abraxane, reported a shortage of Abraxane to the FDA due to manufacturing delays. Abraxane, also referred to as Nab-paclitaxel, is required for treatment of some of the patients in our ongoing Phase 1/2 NGM120 clinical trial. The Phase 2 portion of the trial (referred to as the PINNACLES trial) is studying NGM120 in combination with gemcitabine and Nab-paclitaxel as first-line treatment in patients with metastatic pancreatic cancer to assess NGM120’s effect on both cancer and cancer-related cachexia. It is possible that if our clinical trial sites are unable to obtain Nab-paclitaxel in a timely fashion, or at all, that the portion of the ongoing Phase 1/2 NGM120 trial using Nab-paclitaxel could be negatively impacted. The occurrence of any similar shortage of commercially available drugs used in our clinical trials in the future could also negatively impact our clinical trials.
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
If clinical trials of our product candidates fail to produce positive results or to demonstrate safety and efficacy to the satisfaction of the FDA or comparable health authorities or sufficient to demonstrate differentiation from other approved therapies or therapies in development, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
In addition, there is a high failure rate for drugs and biologic products proceeding through clinical trials and failure can occur at any stage of testing. For example, despite the results of preclinical and Phase 1 studies of NGM621, our Phase 2 CATALINA clinical trial evaluating NGM621 in patients with GA secondary to AMD did not meet its primary endpoint. If Merck elects to exercise its option to license NGM621 and its related compounds, we would need to raise substantial additional capital if we opt to co-develop the program and are therefore required to contribute to the costs of any Phase 3 development. If Merck does not elect to exercise its option to license NGM621 and its related compounds, which it may decide given that the Phase 2 CATALINA trial did not meet its primary endpoint, we would need to partner the program in order to proceed with further development of NGM621, if any.
Similarly, our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with F2/F3 NASH did not meet its primary endpoint and, as a result, we decided to suspend further development of aldafermin in patients with F2/F3 NASH, allowing for the reallocation of resources to advancing our other programs. While we continued, and have completed, enrollment in our Phase 2b ALPINE 4 clinical trial of aldafermin in patients with compensated cirrhosis due to NASH (liver fibrosis stage 4, or F4, by the NASH Clinical Research Network classification), we updated the design of the ALPINE 4 trial, elevating the Enhanced Liver Fibrosis, or ELF, test, a reproducible, quantitative non-invasive liver prognostic test that evaluates liver fibrosis and correlates to liver-related outcomes, to be the primary endpoint for the trial. The ELF test is a composite blood test measuring the presence of three biomarkers associated with liver matrix metabolism. Liver biopsy data will also be measured and reported as a secondary endpoint upon completion of the trial. For more information, refer to the risk factor titled “Aldafermin, which is wholly-owned by us, as well as MK-3655, which is being developed by our collaborator, Merck, are being developed for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing, cost and potential success of their clinical development and regulatory approval for the treatment of NASH.” We may determine to discontinue any further development of aldafermin in the future, in which case, we will not receive any return on our investment in aldafermin.
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
We may also not be successful in generating clinical data sufficient to differentiate our product candidates from other products in the same therapeutic area. If our competitors' products are, or are perceived to be, more effective, more convenient, less costly or safer than our products, or we are unable to demonstrate differentiation in any of those factors, we may not be able to achieve a competitive position in the market. For more information, refer to the risk factor titled “We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us."
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
To date, the data supporting our drug discovery and development programs are derived from laboratory and preclinical studies and earlier-stage clinical trials. Owing in part to the complexity of biological pathways, when used to treat human patients, our product candidates might not demonstrate the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. Success in preclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of our product candidates. In this regard, the data supporting our drug discovery and development programs are derived from laboratory and preclinical studies, and future clinical trials in humans may show that one or more of our product candidates are not safe and effective, in which event we may need to abandon development of such product candidates. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier-stage clinical trials. Similarly, preliminary data and interim results from clinical trials may not be predictive of final results. For example, despite the results of preclinical and Phase 1 studies of NGM621, our Phase 2 CATALINA clinical trial evaluating NGM621 in patients with GA secondary to AMD did not meet its primary endpoint. Similarly, in spite of the results we had obtained in our Phase 1 trials of aldafermin and in our first Phase 2 trial, in May 2021, we announced that our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with F2/F3 NASH did not meet its primary endpoint. For more information, refer to the risk factor titled “If clinical trials of our product candidates fail to produce positive results or to demonstrate safety and efficacy to the satisfaction of the FDA or comparable health authorities or sufficient to demonstrate differentiation from other approved therapies or therapies in development, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates." There can be no assurance that any clinical testing of our product candidates will be successful or will otherwise be supportive of continued development and/or regulatory approvals of such product candidates.
In addition, some of our earlier-stage clinical trials involve small patient populations, sometimes at single sites, and the results of these clinical trials may be subject to substantial variability and may not be indicative of either future interim results or final results. As a general matter, there is also a substantial risk that Phase 3 trials with larger numbers of patients and/or longer durations of therapy will fail to replicate efficacy and safety results observed in earlier clinical trials.
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
Patients have experienced, and we have reported, serious adverse events, or SAEs, in the treatment arms of our completed trials of MK-3655, NGM621 and aldafermin. Ocular SAEs reported in our Phase 2 CATALINA trial of NGM621 included retinal detachment and vitreous hemorrhage in the non-study eye, development of choroidal neovascularization in the study eye, visual worsening due to retinal artery occlusion in the study eye and decreases of vision, or visual acuity loss, due to worsening GA in the study and non-study eye, although none were deemed by investigators to be related to NGM621 treatment. We expect that patients in our clinical trials, including those that are sham- or placebo-controlled with some patients not receiving study drug, will continue to experience adverse events and SAEs and we will continue to monitor those SAEs for any signals of concern regarding the safety and tolerability of our product candidates. For example, cancer patients enrolled in our ongoing clinical trials of NGM120, NGM707, NGM831 and NGM438, many of whom are suffering from advanced life-threatening illness, have experienced, and we expect will continue to experience, SAEs and other adverse events, which may or may not be drug related. If patients in any of our clinical trials experience a high or unacceptable severity and prevalence of side effects, including particularly SAEs, it could affect patient recruitment or the ability of enrolled patients to complete their treatment in a clinical trial, it may result in a regulatory authority putting a clinical hold on the clinical trial or it may result in failure to obtain regulatory approval for our product candidates or product liability claims.

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
In addition, certain of our competitors have experienced regulatory setbacks for NASH therapies following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for NASH therapies generally or for aldafermin and MK-3655 in particular. If the clinical trials for aldafermin and MK-3655 are not designed in a manner that, even if successful, support regulatory approval due to shifting approval pathways or for other reasons, those product candidates may be delayed in obtaining approval or may never be approved, which could have a material adverse effect on our business, operating results and prospects.
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
There is intense competition for qualified personnel, including management, in the technical fields in which we operate, particularly in the oncology field, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and future commercialization, if any, of our product candidates. In particular, the hiring environment in the San Francisco Bay Area, where we are headquartered, is extremely competitive. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. The labor market tightened significantly after the beginning of the ongoing COVID-19 pandemic. We have experienced employee attrition at rates higher than we experienced historically, which may continue and could have a negative impact on our productivity. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.
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
Although we believe there are no FDA- or European Commission-approved therapies that specifically target the signaling pathways that our current product candidates are designed to modulate or inhibit, there are numerous currently approved therapies for treating the same diseases or indications (other than NASH or GA) for which our product candidates may be useful and many of these currently approved therapies act through mechanisms similar to our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products, including branded generic products. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development. For more information regarding the competition that our most advanced product candidates face, or may face, see the discussion of specific competition for each product candidate in “Business-Key Therapeutic Areas and Pipeline Programs” in our 2021 Annual Report on Form 10-K.
In the third quarter of 2021, Apellis Pharmaceuticals, Inc., or Apellis, presented top-line results from two Phase 3 clinical trials of its product candidate, pegcetacoplan (an anti-complement C3), in patients with GA secondary to AMD. One trial met the primary endpoint of significantly reducing GA progression at a one-year time point in the pegcetacoplan arm versus the sham arm, while the other trial did not meet its primary endpoint. In the first quarter of 2022, Apellis also reported additional data on the safety and efficacy of pegcetacoplan from an un-prespecified 18-month analysis of the two Phase 2 trials and submitted a new drug application, or NDA, for pegcetacoplan for GA to the FDA in June of 2022. The FDA accepted and granted Priority Review designation for the NDA with a Prescription Drug User Fee Act (PDUFA) target action date of November 26, 2022. A Priority Review designation indicates the FDA will review an application within six months (compared to ten months under a standard review). In August 2022, Apellis announced that Phase 3 results at a two-year timepoint were consistent with earlier reports of a treatment effect for pegcetacoplan-treated patients. If Apellis obtains regulatory approval of pegcetacoplan, it may affect our future late-stage clinical trial designs and require added clinical development expense. In addition, Iveric bio, Inc.’s, or Iveric's, Zimura® (avacincaptad pegol), a PEGylated aptamer inhibitor of complement C5, completed a Phase 2/3 clinical trial that demonstrated statistically significant reductions in the rate of GA lesion area growth in the Zimura arm versus the sham arm. In September 2022, Iveric announced positive topline data from a second confirmatory Phase 3 trial of Zimura and plans to submit an NDA to the FDA by the end of the first quarter of 2023. Even if we or Merck obtain regulatory approval of NGM621 in the future, which is uncertain given the failure to meet the primary endpoint in the CATALINA trial, NGM621 may not be able to compete effectively against pegcetacoplan and Zimura, which may adversely affect our future revenues and business prospects.
We may encounter difficulties in managing our growth, which could adversely affect our operations.
Over the past few years, we have significantly increased our headcount and advanced our pipeline and the complexity of our operations, which has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we seek to maintain our growth and seek to obtain and manage relationships with third parties. Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, hybrid and remote work policies, reporting systems and operational, financial and management controls, particularly in light of the effects of the COVID-19 pandemic. We also may not be able to implement administrative and operational improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may slow our growth or give rise to inefficiencies that would increase our losses.

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
The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. In many regions, including the European Union, or EU, Japan and Canada, the pricing of prescription drugs is controlled by the government and some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after regulatory approval for the product is granted. Regulatory agencies in those countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or limit our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenue we generate from the sale of the product in that particular country. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.
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
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive legislation repealing the ACA, such legislation may be reintroduced. Members of Congress have introduced legislation to modify or replace certain provisions of the ACA. It is unclear how these efforts to repeal and/or replace the ACA will impact the ACA and our business. For example, the Tax Cuts and JOBS Act, or the 2017 Tax Act, repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the United States Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA may be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures may impact the ACA, increase the pressure on drug pricing or limit the availability of coverage and adequate reimbursement for our product candidates, which would adversely affect our business.
There has also been increasing executive, legislative and enforcement interest in the United States with respect to drug pricing practices. There have been U.S. congressional inquiries, presidential executive orders and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in an executive order, the administration of President Biden expressed its intent to pursue certain policy initiatives to reduce drug prices and, in response, the United States Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to lower drug prices. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
In many countries outside the United States, government-sponsored healthcare systems are the primary payors for drugs. With increasing budgetary constraints and/or difficulty in understanding the value of medicines, governments and payors in many countries are applying a variety of measures to exert downward price pressure. These measures include: mandatory price controls; price referencing; therapeutic-reference pricing; increases in mandates; incentives for generic substitution and biosimilar usage and government-mandated price cuts. Many countries implement health technology assessment procedures that use formal economic metrics such as cost-effectiveness to determine prices, coverage and reimbursement of new therapies. These assessments are increasingly implemented in established and emerging markets, including the EU through the newly-adopted Health Technology Assessment, or HTA, Regulation which will enter into application in 2025. Many countries also limit coverage to populations narrower than those specified on product labels or impose volume caps to limit utilization. We expect that countries will continue taking aggressive actions to seek to reduce expenditures on drugs. Similarly, fiscal constraints may also affect the extent to which countries are willing to approve new and innovative therapies and/or allow access to new technologies.
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
•natural disasters, political, geopolitical and economic instability, including wars such as the current ongoing invasion of Ukraine by Russia, terrorism and political unrest, outbreak of disease, including COVID-19 and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.
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
•unfavorable quality review or audit/inspection findings; or
•changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or a comparable foreign health authority may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and commercialization, or we may decide to abandon the development program for other reasons. If we obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant accelerated approval or conditional marketing authorization based on a surrogate endpoint and contingent on the successful outcome of costly post-marketing confirmatory clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.
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
The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition, and the FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. However, Fast Track designation does not guarantee, or in any way change the standards for, full product approval. Accordingly, although NGM621 has received Fast Track designation from the FDA for GA secondary to AMD and aldafermin has received Fast Track designation from the FDA for NASH, we may not necessarily experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures if we proceed with further development in either of these programs.
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
Many EU member states periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU member state, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states. A new regulation adopted in December 2021, the HTA Regulation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and to provide the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will apply beginning in 2025 and will be followed by a phased roll-out ending in 2028. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected.
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
If we or our current or future licensors, licensees or collaborators initiated legal proceedings against a third party to enforce a patent covering a product candidate, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or USPTO, or made a misleading statement during prosecution. In an infringement or declaratory judgment proceeding, a court may decide that a patent owned by or licensed to us or our current or future licensors, licensees or collaborators is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent does not cover the technology in question. An adverse result in any litigation proceeding could put one or more of the patents at risk of being invalidated, narrowed, held unenforceable or interpreted in such a manner that would not preclude third parties from entering the market with competing products.
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
The market price for our common stock has fluctuated significantly from time to time, for example, varying between a high of $32.12 on March 17, 2021 and a low of $2.92 on October 17, 2022. The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section, these factors include:
•developments associated with our collaboration with Merck, including Merck's decision to exercise, or not to exercise, its option to license additional product candidates, such as its license option for NG621 and its related compounds, or any termination of the collaboration;
•our ability to raise adequate capital through public or private equity or debt offerings or negotiate potential future collaborations;
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
Because of volatility in our trading price and trading volume, we may incur significant costs from class action securities litigation.
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
Our principal stockholders, including entities affiliated with The Column Group, Merck and management, own a substantial percentage of our stock and collectively will be able to exert significant control over matters subject to stockholder approval.
Our executive officers, directors, significant stockholders, including entities affiliated with The Column Group and Merck, and their respective affiliates, beneficially own a substantial amount of our voting stock. These stockholders collectively may be able to determine all matters requiring stockholder approval. For example, these stockholders collectively may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders. In addition, if any of our significant stockholders decide to sell a meaningful amount of their ownership position and there is not sufficient demand in the market for our common stock, our stock price could fall.
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
For the trading days during the three months ended September 30, 2022, the average daily trading volume for our common stock on The Nasdaq Global Select Market was only 450,222 shares. As a result, sales of a substantial number of shares of our common stock in the public market, including pursuant to the Sales Agreement or by any of our large stockholders, or even the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, as a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, which is generally a person that together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
Certain provisions in our agreement with Merck may also deter a change of control. For example, under the Amended Collaboration Agreement, a change of control gives Merck the right to terminate the research phase of the collaboration as well as additional rights if our acquirer is a qualifying large pharmaceutical company or has a research, development or commercialization program that competes with a program licensed by Merck.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders; any action asserting a claim against us or any director or officer or other employee arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; any action with respect to the validity of our amended and restated certificate of incorporation or amended and restated bylaws; any action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; or any action asserting a claim against us or any director or officer or other employee that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Securities and Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act of 1933, as amended, or the

Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
We collect, store and transmit proprietary, confidential and sensitive information, including personal information (such as health-related data), in the course of our business. Our technology systems and the information and data processed and stored in our technology systems or otherwise by us or on our behalf, and the technology systems of, and data accessed on our behalf by, our research collaborators, CROs, CMOs, contractors, consultants and other third parties on which we depend to operate our business, may be vulnerable to security breaches, loss, damage, corruption, unauthorized access, use or disclosure or misappropriation. Such incidents may result from the actions of a wide variety of actors, including traditional hackers, our personnel or the personnel of the third parties we work with, sophisticated nation-states and nation-state-supported actors. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Threats we and third parties on which we rely may face are constantly evolving and include (without limitation) malware, viruses, software vulnerabilities and bugs, software or hardware failure, hacking, denial of service attacks, social engineering (including phishing), ransomware, inside threats, credential stuffing or other cyberattacks, telecommunications failures, earthquakes, fires, floods and similar threats. Threats such as ransomware attacks, for example, are becoming increasingly prevalent and severe. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Supply-chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Our ability to monitor third parties on whom we rely to operate our business is limited, and these third parties may be subject to, and may expose us to, cyberattacks and other security incidents.
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
Certain functional areas of our workforce work remotely on a full- or part-time basis outside of our corporate network security protection boundaries or otherwise utilize network connections, computers and devices outside of our premises or network, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of proprietary or confidential information, including personal information, any of which could have a material adverse effect on our business.

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
The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator.
On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-U.K. Trade and Cooperation Agreement, or the Agreement. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement.
Among the changes that are now applied are that Great Britain (England, Scotland and Wales) are treated as a third country. Northern Ireland, with regard to EU regulations, continues to follow the EU regulatory rules. As part of the Agreement, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The eventual adoption of the Retained EU Law (Revocation and Reform) Bill that is currently going through the UK adoption procedure may, however, result in substantial change to the extent to which EU laws influence these and other actions in the UK.
The UK unilaterally agreed to accept EU batch testing and batch release for a period of at least two years until January 1, 2023. It is not certain whether the UK will continue this approach after January 1, 2023 or whether it will adopt an approach that requires re-testing and/or re-release in the UK, particularly following adoption of the current Retained EU Law (Revocation and Reform) Bill. If the latter approach is adopted this may result in increased costs. Furthermore, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-

released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a national marketing authorization. Northern Ireland, however, continues to be covered by the marketing authorizations granted by the European Commission.
The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). It is currently unclear to what extent the UK will seek to align its regulations with the EU following entry into application of the Clinical Trials Regulation in the EU which occurred on January 31, 2022.
Since January 1, 2021, an applicant for a centralized procedure marketing authorization can no longer be established in the UK. Since this date, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures to obtain a marketing authorization to market products in the UK. For a two-year period from January 1, 2021, MHRA may rely on a decision taken by the European Commission on the approval of a new centralized procedure marketing authorization when determining an application for a Great Britain marketing authorization, or use the MHRA’s decentralized or mutual recognition procedures which enable marketing authorizations approved in EEA countries to be granted in Great Britain. Post Brexit, the MHRA has been updating various aspects of the regulatory regime for medicinal products in the UK. These include: introducing the Innovative Licensing and Access Procedure to accelerate the time to market and facilitate patient access for innovative medicinal products; updates to the UK national approval procedure, introducing a 150-day objective for assessing applications for marketing authorizations in the UK, Great Britain and Northern Ireland and a rolling review process for marketing authorization applications (rather than a consolidated full dossier submission). It is currently unclear whether the process whereby MHRA may rely on a decision taken by the European Commission when determining an application for a Great Britain marketing authorization will be extended after January 1, 2023.
Orphan designation in Great Britain following Brexit is, unlike in the EU, not a pre-marketing authorization. Applications for orphan designation are made at the same time as an application for a marketing authorization. The criteria to be granted an orphan drug designation are essentially identical to those in the EU but based on the prevalence of the condition in Great Britain. It is therefore possible that conditions that were or would have been designated as orphan conditions in Great Britain prior to the end of the Transition Period are or would no longer be and that conditions that were not or would not have been designated as orphan conditions in the EU will be designated as such in Great Britain.
The changes effected by the Agreement, as well as any future changes, could increase the costs and complexity of doing business in or with the UK, which could adversely affect our business.
We are subject to rapidly changing and increasingly stringent foreign and domestic laws and regulations relating to privacy, data protection and information security. The restrictions imposed by these requirements or our actual or perceived failure to comply with them could harm our business.
We may collect, use, transfer or otherwise process proprietary, confidential and sensitive information, including personal information (including health-related data), which subjects us to numerous evolving and complex data privacy and security obligations, including various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of such information by us and on our behalf. Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal information. For example, the EU GDPR and other relevant laws that govern patient confidentiality and storage of personal health data may apply to our processing of personal information from clinical trials participants and other individuals located in the European Economic Area, or EEA, and, if any of our product candidates are approved, we may seek to commercialize those products in the EEA. Companies that violate the EU GDPR can face private litigation, prohibitions on data processing, other administrative measures, reputational damage and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. The EU GDPR requires us to, among other things: give detailed disclosures about how we collect, use and share personal information; contractually commit to data protection measures in our contracts with vendors; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information. The UK has incorporated an amended version of the EU GDPR into UK law, commonly referred to as the UK GDPR, which is independent from, but aligned with, the EU GDPR, which together with the UK Data Protection Act of 2018, or UK DPA, covers the processing of personal information of UK residents. Non-compliance with UK data protection laws may result in adverse consequences, including monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.
On June 28, 2021, the European Commission adopted an adequacy decision permitting flows of personal data between the EU and the UK to continue without additional requirements. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision and remains under review by the European Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection laws remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term.
Certain jurisdictions have enacted data localization laws and laws restricting cross-border transfers of personal information. In particular, the EEA and the UK have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA’s and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.
We continue to monitor changes in data protection laws related to the cross-border transfer of personal information; however, uncertainty remains regarding any future regulations, interpretations of existing law or guidance that may be issued, particularly by the EU authorities. If we are unable to rely on explicit consent to transfer individuals’ personal information from the EEA, or if we are otherwise unable to implement a valid compliance solution for cross-border transfers of personal information, or if the requirements for a legally-compliant transfer are too onerous, we will face increased exposure to significant adverse consequences, including substantial fines, regulatory actions, as well as injunctions against the export and processing of personal information from the EEA. Our inability to import personal information from the EEA, UK or Switzerland or other countries may also restrict or prohibit our clinical trial activities in those countries; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to laws restricting cross-border data transfers; require us to increase our data processing capabilities in other countries at significant expense and may otherwise negatively impact our business operations.
Additionally, other countries have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.
Privacy and data security laws in the United States at the federal, state and local level are increasingly complex and changing rapidly. For example, at the federal level, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, at the state level, the privacy and data protection landscape is changing rapidly. For example, the California Consumer Privacy Act of 2018, or CCPA, took effect on January 1, 2020. The CCPA gives California residents certain rights similar to the individual rights given under the EU GDPR, including the right to access and delete their personal information, opt-out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, including statutory fines for noncompliance and a limited private right of action in connection with certain data breaches. In addition, the California Privacy Rights Act of 2020, or CPRA, which becomes operative January 1, 2023, will expand the CCPA’s requirements, including in that it applies to personal information of business representatives and employees and establishes a new regulatory agency to implement and enforce the law. While the CCPA contains an exemption for certain personal information processed in connection with clinical trials, we may process other personal information that is subject to the CCPA and forthcoming CPRA. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increase our exposure to liability.
We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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
Our facilities have experienced electrical blackouts as a result of a shortage of available electrical power. Future blackouts, which may be implemented by the local electricity provider in the face of high winds and dry conditions, could disrupt our operations. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a comprehensive recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. In addition, the sole supplier of clinical drug substances for NGM120, NGM707, NGM831 and NGM438 is located in Lithuania, a region that has experienced political unrest. Refer to the risk factor titled “We rely completely on CMOs for the manufacture of our product candidates and are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.” If our operations or the operations of third parties providing services to us are disrupted by any such occurrences, our business and future prospects may be negatively affected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38853	3.1	4/8/19
3.2	Amended and Restated Bylaws	S-1	333-227608	3.4	9/28/18
10.1	Lease agreement, by and between NGM Biopharmaceuticals, Inc. and HCP BTC, LLC, dated as of July 7, 2022.	10-Q	001-38853	10.1	8/4/22
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NGM Biopharmaceuticals, Inc.

Date: November 3, 2022	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director

Date: November 3, 2022	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
President and Chief Financial Officer
(Principal Financial Officer)