Form 10-K
period 2022-12-31
NGM BIOPHARMACEUTICALS INC
filed 2023-02-28
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $699 million, calculated based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Select Market. Excludes shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 22, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 82,046,499.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

NGM BIOPHARMACEUTICALS, INC.
2022 ANNUAL REPORT ON FORM 10-K
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, "aim," “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” "seek," “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
•the success, cost and timing of our product development activities and clinical trials and the initiation of, enrollment in, availability of data for and other events related to such clinical trials;
•our belief that NGM707 has the potential to reprogram immunoglobulin-like transcript 4-, or ILT4-, and immunoglobulin-like transcript 2-, or ILT2-, expressing myeloid cells to shift them from a suppressive state that restricts anti-tumor immunity to a stimulatory state that may promote anti-tumor immunity;
•our belief that NGM831 has the potential to block the interaction of the Immunoglobulin-like transcript 3, or ILT3 (also known as LILRB4), receptor with fibronectin, as well as other cognate ligands, and mobilize a patient's own immune system to fight tumors by shifting myeloid cells from a suppressive state to a stimulatory state promoting anti-tumor activity;
•our belief that NGM438 has the potential to potently block the binding of all collagens to leukocyte-associated immunoglobulin-like receptor 1, or LAIR1, and to address a key resistance mechanism that limits tumor responses to current immunotherapies;
•our belief that NGM120 may reduce tumor growth and improve survival;
•our belief that MK-3655 (NGM313) has the potential to be a treatment for patients with NASH with early to moderate fibrosis;
•our plans to research, develop and commercialize our key programs in active development, NGM707, NGM831, NGM438 and NGM120, and the therapeutic potential of those product candidates;
•the therapeutic potential of our additional programs currently without significant resource allocation whose further development is primarily dependent on our ability to secure potential future collaboration, out licensing, partnering or other business development arrangements, or BD Arrangements, with third-party partners and our ability to secure such BD Arrangements on beneficial terms, if at all;
•our ability to obtain funding for our operations;
•our estimates regarding future expenses, revenue, capital requirements and needs for additional financing, particularly in light of our estimates of Merck Sharp & Dohme LLC providing further decreased funding in 2023 and minimal funding thereafter;
•our ability to obtain and maintain regulatory approvals for our current and any of our future product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•our belief regarding the impact of our product candidates’ side effects and our ability to effectively manage these side effects;
•the commercialization of our product candidates, if approved;
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•the rate and degree of market acceptance of our product candidates, as well as the reimbursement coverage for our product candidates;
•regulatory developments in the United States and other countries;
•our beliefs with respect to the availability of the accelerated approval pathway for any marketing applications that we may submit to the U.S. Food and Drug Administration;
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
•Our product candidates are in early stages of development, with our most advanced product candidates only in Phase 2 development.
•Our product candidates may fail to demonstrate safety and efficacy in ongoing and future clinical trials, may never achieve regulatory approval and may not be able to be successfully commercialized due to competition or other factors.
•We have incurred net losses every year since our inception, we have no source of product revenue, we expect to continue to incur significant operating losses and we may never become profitable.
•All of our revenue for recent periods has been received from a single collaboration partner, Merck Sharp & Dohme LLC, or Merck, and that revenue will be substantially lower in 2023 and minimal thereafter.
•We will need significant additional capital to proceed with development and commercialization of our current and potential future product candidates and to finance our other operations, and that additional capital may not be available to us on acceptable terms, or at all; as a result, we may be required to delay, scale back or discontinue development of our product candidates or other operations.
•We may depend in the future on BD Arrangements with third-party partners for the development and commercialization of our product candidates and for revenue and, if we are unable to secure those BD Arrangements, or if any future BD Arrangements are not successful, we may not be able to capitalize on the market potential of our product candidates or continue their development.
•We may not be able to obtain and maintain relationships with future partners that are necessary to develop, manufacture and commercialize some or all of our product candidates.
•While we may opportunistically consider BD Arrangements to advance development of our key solid tumor oncology programs, we are actively seeking, or intend to seek, BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our other programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements, and if we are unable to secure BD Arrangements to support these programs, which include NGM621, aldafermin, NGM936, and, once termination of Merck's license is effective, MK-3655, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we have access to the necessary capital to fund such development, and may discontinue or abandon any or all of these programs altogether, in which case we will not realize any return on our investments in those programs.
•BD Arrangements involve numerous risks, any of which could materially and adversely affect our business and financial condition.

•We rely completely on contract manufacturers for the manufacture of our product candidates and the process of manufacturing, and conducting release testing for, our biologic product candidates is complex, highly regulated and subject to many risks, including our current reliance on single source manufacturers and suppliers, difficulties in supply chain, including procuring raw materials and components and the availability of manufacturing slots, and difficulties in production, including scaling up and validating initial production, contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, or difficulties with quality control, product stability or quality assurance testing, any of which could substantially increase our costs and limit supply of our product candidates and any future products needed for clinical trials and commercialization.
•Our product candidates other than NGM621 and aldafermin are currently manufactured at a facility in Lithuania. The ongoing conflict between Russia and Ukraine and the retaliatory measures taken or that may be taken by the United States, NATO and others against Russia create global security concerns, including the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
•We may not successfully identify new product candidates to expand our development pipeline.
•Our future success depends in part on our ability to attract and retain highly skilled employees, including members of our current senior management team, especially our Chief Scientific Officer, Dr. Jin-Long Chen.
•We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, us.
•Our business could be materially and adversely affected in the future by effects of disease outbreaks, epidemics and pandemics, including the COVID-19 pandemic.
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
•We continue to incur increased costs as a result of operating as a public company and our management devotes substantial time to public company compliance initiatives; for example, we are obligated to develop and maintain proper and effective internal control over financial reporting and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

PART I
Item 1.    Business.
Overview of Our Business
We are a biopharmaceutical company focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying grievous diseases with critical unmet or underserved patient need. These diseases represent a significant burden for patients and healthcare systems and, in some cases, are leading causes of morbidity and mortality. Since the commencement of our operations in 2008, we have generated a portfolio of product candidates ranging from early discovery to Phase 2b development. Currently, we have five programs in active clinical development. Our biology-centric drug discovery approach is therapeutic area agnostic and aims to seamlessly integrate interrogation of complex disease-associated biology and protein engineering expertise to unlock proprietary insights that are leveraged to generate promising product candidates and enable their rapid advancement into proof-of-concept studies. As explorers on the frontier of life-changing science, we aspire to operate one of the most productive research and development engines in the biopharmaceutical industry. All therapeutic candidates in our pipeline have been generated by our in-house discovery engine led by biology and motivated by patient need.
For more detailed information about our product candidate pipeline and their targeted therapeutic areas, see “—Our Pipeline Programs.”
Our Mission and Strategy
Our mission is to translate complex, powerful biology with rigor and urgency into life-changing medicines. Our strategy is built on a straightforward central premise: create an environment that both allows drug discovery research to thrive by focusing on powerful human biology unconstrained by therapeutic area or technology approach and remain grounded in the singular motivation of delivering impactful medicines to address critical unmet or underserved needs of patients suffering from grievous diseases. All therapeutic candidates in our pipeline have been generated by our in-house discovery engine, led by biology and motivated by patient need.
Our pipeline is currently divided into two categories with separate approaches to development strategy and resource allocation in an effort to enable more of the product candidates in our pipeline to be advanced as effectively and efficiently as possible. To that end, we are currently focusing most of our execution efforts and resources on advancing our clinical-stage solid tumor oncology programs to potentially rapid proof of concept. For our other programs that are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data, due to the need to conserve capital and prioritize focused execution, we are actively seeking, or intend to seek, collaboration, out licensing, partnering or other business development arrangements, or BD Arrangements, with third-party partners with sufficient resources and relevant domain expertise to further their development.
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
•Build a diversified pipeline, honed with disciplined prioritization. We seek to allocate our capital efficiently and strategically and fund our portfolio based on each program’s scientific and other merits. Our discipline has been demonstrated by our decision not to proceed with development activities on multiple potentially viable product candidates for portfolio management and capital conservation reasons and to concentrate our resources and focus our execution on our solid tumor oncology programs.

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
•Pursue BD Arrangements with partners. Pursuing BD Arrangements has been and is expected to continue to be a key component of our strategy. Given the breadth of opportunities that have been, and may in the future be, produced by our discovery engine, we are actively seeking, or intend to seek, BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our product candidates. We believe that this strategy, if successfully implemented, may enable more of the programs in our pipeline, including those in active development by us, to be advanced as effectively and efficiently as possible.
Our Pipeline Programs
Our biology-driven and therapeutic area agnostic discovery engine has produced a diverse pipeline of product candidates spanning oncology, retinal disease and liver and metabolic disease. We have divided our pipeline programs into two distinct categories with separate approaches to development strategy and resource allocation.
Key Programs in Active Development
Our pipeline includes four solid tumor oncology programs in active ongoing clinical development. We are currently focusing most of our execution efforts and resources on these key programs. We have intentionally built our clinical capabilities primarily in areas such as solid tumor oncology that offer development paths that are relatively resource efficient and have the potential to generate clinical proof-of-concept data more rapidly than certain other indications. Subject to our ability to obtain sufficient additional capital, whether through potential future BD Arrangements or otherwise, we may in the future pursue development of programs in other therapeutic areas. While we will opportunistically consider BD Arrangements to advance development of our key programs, we intend to invest our resources in their development even in the absence of BD Arrangements.
ILT2 = immunoglobulin-like transcript 2; ILT4 = immunoglobulin-like transcript 4; ILT3 = immunoglobulin-like transcript 3; LAIR1 = leukocyte-associated immunoglobulin-like receptor 1; GFRAL = glial cell-derived neurotrophic factor receptor alpha-like; PDAC = pancreatic ductal adenocarcinoma; mCRPC = metastatic castration-resistant pancreatic cancer
Therapeutic Area: Solid Tumor Oncology
Cancer Disease Overview
Cancer involving solid tumors is a leading cause of death globally and was responsible for an estimated over nine million deaths in 2020. There were an estimated almost 17 million newly diagnosed cancer cases around the world in 2020, excluding non-melanoma skin cancer. By 2040, the number of new cancer cases globally per year is expected to rise to over 25 million and the number of cancer-related deaths per year to grow to nearly 15 million, excluding non-melanoma skin cancer. Cancer was the second leading cause of death in the United States in 2020, causing over 500,000 deaths that year.

NGM707, NGM831 and NGM438: Our Myeloid Reprogramming and Checkpoint Inhibition Portfolio Designed to Enhance Anti-Tumor Immunity
Over the past decade, advances in cancer immunotherapy have driven significant improvements in clinical outcomes, especially in certain cancer types that are immunogenic, or capable of provoking an immune response. In particular, T cell checkpoint inhibitors, including immune checkpoint inhibitors targeting Programmed Cell Death Protein 1 and Programmed Cell Death Protein Ligand 1, or PD-1 and PD-L1, respectively, are designed to inhibit immune checkpoint pathways. When turned “on,” these pathways act as “brakes” on anti-tumor immune responses, enabling tumors to evade detection and destruction by the immune system. T cell checkpoint inhibitors essentially work to “release” the “brakes” by turning off those pathways. However, the overall response rate to PD-1/PD-L1 inhibitors is typically only 20% to 30% and many cancer patients who initially experience a full or partial response using T cell checkpoint inhibitors may eventually experience cancer progression.
Our cancer research is currently focused on an emerging area of immuno-oncology research known as myeloid checkpoint inhibition. The tumor microenvironment, or TME, is composed of both cancerous and non-malignant cells. There is an abundance of myeloid cells present in the TME of many tumor types. While myeloid cells play a critical role in the immune system, in the tumor they can contribute to the inhibition of anti-tumor immune responses using multiple mechanisms, including suboptimal T-cell priming, T-cell suppression and physical exclusion of immune cells from the cancer cells. In essence, they serve as myeloid checkpoints, keeping the “brakes on” and enabling tumors to evade the immune system and drive resistance to cancer therapies. Our focus is on promoting myeloid reprogramming - switching myeloid cells in the TME from an immunosuppressive state to a stimulatory state that enhances anti-tumor immunity by releasing the “brake” and allowing these myeloid cells to potentially play a pivotal role in anti-tumor activity by acting to both kill cancer cells directly as well through the recruitment and activation of tumor-directed T cells.
We have built a portfolio of three myeloid checkpoint inhibitor product candidates, NGM707, NGM831 and NGM438, targeting four receptors whose elevated expression in myeloid cells in the TME has been associated with poor patient responses to T cell checkpoint inhibitors. NGM707, NGM831 and NGM438 are wholly-owned programs. Although all three programs were originally researched and developed under a collaboration agreement with funding from Merck Sharp & Dohme LLC, or Merck, we have had the sole right, at our sole discretion, to independently research, develop and commercialize each of them, at our sole expense, since March 2022, subject to the payment to Merck of low single-digit royalties on commercial sales of any resulting products. See “Licensing and Collaboration Arrangements—Merck Collaboration.”
NGM707: ILT2/ILT4 Dual Antagonist Antibody
Overview of NGM707
NGM707, the lead asset in our myeloid reprogramming and checkpoint inhibition portfolio, is a dual antagonist monoclonal antibody that is designed to improve patient immune responses to tumors by inhibiting both Immunoglobulin-like transcript 2, or ILT2 (also known as LILRB1), and Immunoglobulin-like transcript 4, or ILT4 (also known as LILRB2), receptors. We believe NGM707 has the potential to reprogram ILT4- and ILT2-expressing myeloid cells to shift them from a suppressive state that restricts anti-tumor immunity to a stimulatory state that may promote anti-tumor immunity. Blocking ILT2 also may reverse inhibition of ILT2-expressing lymphoid cells to further stimulate anti-tumor immune responses.
Clinical Development of NGM707
We are conducting an open-label Phase 1/2 clinical trial evaluating NGM707 as a monotherapy and in combination with KEYTRUDA® (pembrolizumab) for the treatment of patients with advanced or metastatic solid tumors. We expect to enroll approximately 220 patients in this trial. A Phase 1, Part 1a cohort evaluating NGM707 as a monotherapy was initiated in the second quarter of 2021. A Phase 1, Part 1b cohort evaluating NGM707 in combination with pembrolizumab was initiated in the second quarter of 2022. Both Phase 1 cohorts are ongoing and will be followed by Phase 2 expansion cohorts evaluating NGM707 in combination with pembrolizumab in specific tumor types. In December 2022, we presented initial data from the Phase 1, Part 1a cohort at the European Society for Medical Oncology Immuno-Oncology, or ESMO I-O, Annual Congress. The data indicated that NGM707 was generally well tolerated across all dose cohorts and demonstrated promising early signals of anti-tumor activity. In the presentation, we disclosed that of 24 response-evaluable patients as of November 23, 2022, best overall responses were a partial response in one patient, stable disease in six patients and non-complete response/non-progressive disease in one patient, and that potential proof-of-mechanism (myeloid reprogramming) was observed in peripheral blood and tumor biopsies.

NGM707 Patent Portfolio
As of December 31, 2022, we did not own or have a license to any issued patent that covers NGM707. However, NGM707 and related compositions-of-matter and methods of use are disclosed in pending U.S. and international patent applications we have filed. Any patent that may issue from these applications or any related applications we file is expected to expire no earlier than 2041, including any patent issued in the United States, if any, not including any patent term adjustments and any patent term extensions.
NGM707 Competition
We believe NGM707 is the most advanced candidate currently in clinical development targeting both ILT2 and ILT4. We are aware that ImmunOs Therapeutics AG announced in January 2023 that it will conduct a Phase 1 trial of its lead program IOS-1002, which demonstrated the ability to bind to three different immune checkpoint targets, LILRB1 (ILT2), LILRB2 (ILT4) and KIR3DL1 in preclinical trials. Additionally, there are several products in development that target either ILT4 or ILT2. We are aware of four clinical stage anti-ILT4 programs from Merck, Jounce Therapeutics, Inc., or Jounce, Immune-Onc Therapeutics, Inc., or Immune-Onc, and Bristol-Myers Squibb. In September 2020, Merck presented interim findings from a Phase 1 dose-escalation study evaluating its investigational anti-ILT4 therapeutic candidate, MK-4830, and Phase 1 results were published in January 2022. Jounce is developing an anti-ILT4 monoclonal antibody, JTX-8064, and clinical data from its Phase 1 trial were presented in December 2022. In February 2023, Jounce announced that as part of a corporate restructuring and business combination with Redx Pharma Plc it would be seeking business development opportunities for the future development of JTX-8064. In September 2021, Immune-Onc initiated a Phase 1 study of its anti-ILT4 therapeutic candidate, IO-108. OncoResponse, Inc., Celldex Therapeutics, Inc. and Invectys Inc. have preclinical programs targeting ILT4. Biond Biologics Ltd., or Biond, has an antagonist antibody targeting ILT2, BND-22, which has been licensed by Sanofi, and a Phase 1 trial commenced in 2021. Agenus Inc. has an antagonist antibody targeting ILT2, AGEN1571, that entered Phase 1 clinical development in August 2022. Jounce also has a preclinical program targeting ILT2. Finally, Adanate, Inc. has an antibody, ADA-01, in early clinical development targeting LILRB family receptors that may include ILT4 and ILT2.
NGM831: ILT3 Antagonist Antibody
Overview of NGM831
NGM831 is an antagonist antibody that is designed to block the interaction of Immunoglobulin-like transcript 3, or ILT3 (also known as LILRB4) receptor, with fibronectin, as well as other cognate ligands. ILT3 is a fibronectin-binding inhibitory immune receptor that receives signals from the extracellular matrix to directly promote myeloid cell suppression. ILT3 is expressed on a variety of immune cells including tumor-associated myeloid cells, with particularly high expression on tolerogenic dendritic cells, or DCs, myeloid-derived suppressor cells and M2 macrophages. High ILT3 expression is associated with poor survival. Moreover, fibronectin has been shown to be upregulated in multiple cancers and associated with tumor progression. For tumors in which both ILT3 and fibronectin are upregulated, the ILT3-fibronectin signaling pathway may act as a "stromal checkpoint" to repress myeloid cell function and inhibit anti-tumor immunity. By inhibiting ILT3's interaction with fibronectin and its other ligands, we believe NGM831 has the potential to mobilize a patient's own immune system to fight tumors by shifting myeloid cells from a suppressive state to a stimulatory state and promoting anti-tumor activity. Our scientists have made discoveries related to this pathway, including the discovery of fibronectin as ILT3’s functional ligand, as described in a publication in Cancer Immunology Research, a journal of the American Association for Cancer Research, in 2021.
Clinical Development of NGM831
In 2022, we initiated an open-label Phase 1/1b clinical trial to evaluate NGM831 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced or metastatic solid tumors. A Phase 1, Part 1a cohort evaluating NGM831 as a monotherapy was initiated in the first quarter of 2022 and is ongoing. In addition, a Phase 1, Part 1b cohort evaluating NGM831 in combination with pembrolizumab was initiated in the third quarter of 2022 and is ongoing. We expect to enroll up to approximately 80 patients in these two cohorts.
NGM831 Patent Portfolio
As of December 31, 2022, we did not own or have a license to any issued patent that covers NGM831. However, NGM831 and related compositions-of-matter and methods of use are disclosed in pending U.S. and international patent applications we have filed. Any patent that may issue from these or related applications or any related applications we file is expected to expire no earlier than 2040, including any patent issued in the United States, if any, not including any patent term adjustments and any patent term extensions.

NGM831 Competition
We are aware of only one other antibody being pursued clinically for the treatment of solid tumors that is intended to block the interaction of Immunoglobulin-like transcript 3, or ILT3, with fibronectin, as well as other cognate ligands, which is Immune-Onc's Phase 1 asset, IO-202. However, there are other programs that target ILT3 in the clinic. Merck, Immune-Onc and Carbiogene Therapeutics Co. Ltd., or Carbiogene, all have clinical stage anti-ILT3 programs. Merck’s anti-ILT3 program, MK-0482, is currently in Phase 2 development. Carbiogene’s ILT3 program is in Phase 1 development for acute myeloid leukemia. We are aware of four additional preclinical anti-ILT3 candidates in development: Biond has BND-35, Jounce has JTX-1484, and Immune-Onc has both an ILT3 CAR-T and an ILT3 bispecific under development.
NGM438: LAIR1 Antagonist Antibody
Overview of NGM438
NGM438 is an antagonist antibody that is designed to inhibit leukocyte-associated immunoglobulin-like receptor 1, or LAIR1, and thereby promote anti-tumor immune responses. NGM438 has the potential to potently block the binding of all collagens to LAIR1, including tumor-derived collagens. Collagens produced by the tumor stroma, meaning the non-malignant, non-immune components of the tumor, are believed to bind LAIR1 to create an immuno-suppressive TME. The interaction of collagens from the tumor stroma with LAIR1 on immune cells represents a "stromal checkpoint" that restrains anti-tumor immune responses. Reinvigoration of these collagen-suppressed immune cells by blocking the binding of collagens to LAIR1 may address a key resistance mechanism that limits tumor responses to current immunotherapies.
Clinical Development of NGM438
In 2022, we initiated an open-label, Phase 1/1b clinical trial to evaluate NGM438 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced or metastatic solid tumors. A Phase 1, Part 1a cohort evaluating NGM438 as a monotherapy commenced in the second quarter of 2022 and is ongoing. In addition, a Phase 1, Part 1b cohort evaluating NGM438 in combination with pembrolizumab commenced in the fourth quarter of 2022 and is ongoing. We expect to enroll up to approximately 80 patients in these two cohorts.
NGM438 Patent Portfolio
As of December 31, 2022, we did not own or have a license to any issued patent that covers NGM438. However, NGM438 and related compositions-of-matter and methods of use are disclosed in pending U.S. and international patent applications we have filed. Any patent that may issue from these applications or any related applications we file is expected to expire no earlier than 2041, including any patent issued in the United States, if any, not including any patent term adjustments and any patent term extensions.
NGM438 Competition
We are aware of only two other anti-LAIR1 antibodies currently in development, Immune-Onc’s preclinical-stage asset, IO-106, and NextCure, Inc.'s, or NextCure's, NC525. NextCure also has a Phase 1 product candidate in the clinic, NC410, a LAIR2 fusion protein designed to mimic the natural decoy effects of LAIR2, which binds to collagens and blocks the activity of LAIR1.
NGM120: The Potential of GDF15/GFRAL Inhibition to Treat Cancer and Cancer-Related Cachexia
Our scientists have made several discoveries related to growth differentiation factor 15, or GDF15, including identifying its cognate receptor glial cell-derived neurotrophic factor receptor alpha-like, or GFRAL. GFRAL is expressed in a specific region of the hindbrain, partially outside the blood brain barrier. Our preclinical research suggests the central role of the GDF15/GFRAL pathway in promoting tumor-associated appetite suppression, metabolic regulation and immune modulation. In vivo screening of human genes shows that GDF15 expression leads to an outsized effect on weight loss and, in animal models, elevated serum levels of GDF15 are a regulator of immune function, metabolism and feeding. In addition, elevated serum levels of GDF15 have been shown to be associated with cachexia, a disorder that causes extreme weight loss and muscle wasting. Evidence has shown that serum levels of GDF15 are elevated in patients across a number of tumor types and are associated with a worse prognosis in prostate, colorectal, esophageal and ovarian cancers. As a result of our identification of GFRAL, we developed novel insights into the mechanism of action of GDF15 and the structure and function of the GDF15/GFRAL interaction.
Overview of NGM120
NGM120 is an antagonist antibody that binds to GFRAL and is designed to block the effects of elevated serum levels of GDF15. We designed NGM120 as a potent, humanized monoclonal antibody inhibitor of GFRAL with the potential for once-monthly or less frequent dosing. Preclinical studies suggest that NGM120 may reduce tumor growth and improve survival in syngeneic orthotopic pancreatic tumor models in mice.
Although NGM120 was originally researched and developed under a collaboration agreement with funding from Merck, we have had the sole right, at our sole discretion, to independently research, develop and commercialize NGM120, at our sole expense, since March 2022, subject to the payment to Merck of low single-digit royalties on commercial sales of any resulting products. See “Licensing and Collaboration Arrangements—Merck Collaboration.”
Clinical Development of NGM120
We are currently conducting a Phase 1/2 clinical trial to assess NGM120’s effect on cancer and cancer-related cachexia in patients with select advanced solid tumors, metastatic pancreatic cancer and metastatic castration-resistant prostate cancer, or mCRPC. The trial includes:
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
In August 2022, we initiated the Phase 1b cohort testing NGM120 in combination with one or more lines of hormone therapies in patients with mCRPC.
In September 2022, at the European Society for Medical Oncology, or ESMO, Annual Congress, we reported updated preliminary findings for a subgroup of patients with advanced prostate cancer from the Phase 1a cohort evaluating NGM120 as a monotherapy in patients with select advanced solid tumors. The updated preliminary results reported at ESMO demonstrated that NGM120 was well tolerated with no dose-limiting toxicities and provided encouraging signals of anti-cancer activity in patients with advanced prostate cancer.
In September 2022, at the American Association for Cancer Research, or AACR, Special Conference: Pancreatic Cancer, we reported updated preliminary findings from the Phase 1b cohort evaluating NGM120 in combination with gemcitabine and Nab-paclitaxel in patients with metastatic pancreatic cancer. The updated preliminary results reported at AACR demonstrated that NGM120 was well tolerated with no dose-limiting toxicities and provided encouraging signals of anti-cancer activity in patients with metastatic pancreatic cancer.
NGM120 Patent Portfolio
As of December 31, 2022, we owned two issued patents in the United States, as well as six issued foreign patents covering NGM120 and related compositions-of-matter and methods of use. We also own pending patent applications covering similar subject matter in the United States and multiple jurisdictions outside of the United States. The issued patents are expected to expire in 2037, not including any patent term adjustments and any patent term extensions.
NGM120 Competition
We are not aware of any publicly disclosed program other than NGM120 that targets GFRAL. There are three Phase 1 programs we are aware of that target GDF15: AVEO Pharmaceuticals, Inc.’s AV-380 is in a Phase 1 trial in healthy volunteers, Pfizer’s monoclonal antibody PF-06946860 is in Phase 1 trials in solid tumors assessing various cachexia-related measures and anti-tumor effects and CatalYm GmbH, or CatalYm, has initiated a Phase 1 clinical trial of visugromab (formerly known as CTL-002) in Europe to explore the treatment of cancer in solid tumors, and initial results from this trial were presented in September 2022. AstraZeneca also has a preclinical program, AZD8853, an antibody targeting GDF15, and CatalYm has an additional discovery program targeting the GDF15 pathway.
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
Additional Programs Currently Without Significant Resource Allocation
Due to the need to conserve capital and prioritize focused execution, the remainder of our pipeline includes programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. These programs are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data. As a result, we are actively seeking, or intend to seek, BD Arrangements with third-party partners possessing sufficient resources and relevant domain expertise in the relevant therapeutic area in order to further clinical development of these programs. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we have access to the necessary capital to fund such development. These programs are set forth below:
C3 = component 3; NASH = non-alcoholic steatohepatitis; FGF19 = fibroblast growth factor 19; FGFR1c = fibroblast growth factor receptor 1c; KLB = beta-klotho; F2/3/4 = stage 2/3/4 liver fibrosis; ILT3 = immunoglobulin-like transcript 3; CD3 = cluster of differentiation 3; AML = acute myeloid leukemia
Therapeutic Area: Retinal Diseases
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
In October 2022, we announced topline results from the Phase 2 CATALINA clinical trial, which evaluated the efficacy and safety of NGM621 when given to patients with GA every four weeks or every eight weeks via IVT injections compared to sham control. The trial did not meet its primary endpoint of a statistically significant reduction in the rate of change in GA lesion area growth using slope analysis over 52 weeks of treatment with NGM621 versus sham. NGM621 demonstrated a favorable safety profile, with no evidence of increased choroidal neovascularization in NGM621-treated patients compared to sham. In addition, there were no serious adverse events deemed by an investigator to be treatment-related.
In November 2022, we presented additional findings from the CATALINA trial at The Retina Society Annual Scientific Meeting. One of the post-hoc analyses presented at the Retina Society meeting involved the evaluation of a sub-population of patients least likely to be impacted by fundus autofluorescence, or FAF, grading methodology limitations: those in the middle two quartiles of a quartile analysis based on baseline lesion area. The patients in this sub-group had baseline GA lesions measuring 4.17 – 9.64 mm2 as compared to study inclusion criteria of baseline GA area between ≥2.5 mm2 and ≤17.5 mm2. In this analysis, NGM621 demonstrated a reduction in the rate of change in GA lesion area (slope) of 21.9% (Q4W) (n=55) and 16.8% (Q8W) (n=52), compared to sham (n=53). Using MMRM analysis, a mixed effects model for repeated measures, to evaluate the change from baseline in GA area at weeks 24 and 52 for this subgroup, the reduction in GA growth (change from baseline vs sham) at 52 weeks was 20.6% (Q4W) and 16.6.% (Q8W).
Merck had a one-time option to license NGM621 and its related compounds upon completion of the CATALINA trial. In December 2022, Merck notified us that it would not exercise its option to license NGM621 and its related compounds, nor would Merck exercise the related ophthalmology bundle option; accordingly, these options expired unexercised in January 2023 and the program is now wholly-owned by us. Further development of NGM621 is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM621 unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
NGM621 Patent Portfolio
As of December 31, 2022, we owned one issued United States patent covering NGM621, and the product and related compositions-of-matter and methods of use are disclosed and claimed in other patent applications pending in the United States and in multiple jurisdictions outside of the United States. The current patent and any patent that may issue from any of the pending applications would be expected to expire no earlier than 2039, not including any patent term adjustments and any patent term extensions.
Geographic Atrophy Competition
Current Treatments
There is currently only one medicine approved by the FDA and none approved by the EMA for the treatment of GA. Patients with GA have very limited options other than SYFOVRE™ (pegcetacoplan injection) approved by the FDA in February 2023 for the treatment of GA secondary to AMD. Patients are observed by their ophthalmologist or retina specialist for the purposes of documenting disease worsening, through imaging and visual acuity testing, and to monitor for any conversion to wet age-related macular degeneration, or wet AMD (which is treatable with anti-VEGFs). Some patients with GA take AREDS formula vitamins which have been shown to reduce the risk of progression to advanced forms of AMD; however, results from the AREDS trials have shown that there is no benefit to reducing the rate of existing GA progression. As their vision declines, patients with GA can receive visual rehabilitation and instruction on adaptive tools, like magnifiers, to help manage their disability as well as possible.
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
Multiple complement inhibition therapies are under clinical evaluation in patients with GA, and one has received regulatory approval from the FDA. In February 2023, Apellis Pharmaceuticals, Inc., or Apellis, announced that the FDA approved SYFOVRE™ (pegcetacoplan injection) for the treatment of GA secondary to AMD. With reference to other therapies currently in clinical development, Iveric bio, Inc.’s, or Iveric's, avacincaptad pegol, a PEGylated aptamer inhibitor of complement C5, completed a Phase 2/3 clinical trial that demonstrated statistically significant reductions in the rate of GA lesion area growth in the avacincaptad pegol arm versus the sham arm. In

February 2023, Iveric announced that the FDA had accepted its NDA of avacincaptad pegol. Other agents in development targeting the complement pathway include: Ionis Pharmaceuticals, Inc.’s IONIS-FB-LRx, a factor B inhibitor in Phase 2 development; Hemera Biosciences, LLC’s HMR59, a gene therapy in development that produces CD59 to inhibit the complement membrane attack complex formation; Gemini Therapeutics, Inc.’s complement factor H replacement agent in Phase 2 development, GEM103; and Gyroscope Therapeutics Holdings plc’s gene therapy GT-005, replacing complement factor I in patients with genetically defined GA in Phase 2 development; and Alexion Pharmaceuticals, Inc.’s ALXN2040 and Annexon, Inc.'s ANX007, both in Phase 2 development.
There are multiple product candidates in development that target other pathways implicated in AMD pathogenesis, including visual cycle modulators (for example, ALK001 in Phase 3 development by Alkeus Pharmaceuticals, Inc.), an NLRP3 inflammasome-targeting molecule, Xiflam, in Phase 2 development by InflammX Therapeutics, and others with undeclared targets (for example, EG-301 moving into Phase 2 development in early 2023 by Evergreen Therapeutics). Additionally, there are stem cell products being developed with the potential to replace RPE cells in late-stage GA and with the intent of preserving or improving visual function (for example, OpRegen in development by Lineage Cell Therapeutics, Inc.; CPCB-RPE1 in development by Regenerative Patch Technologies LLC; and ASP7217 in development by Astellas Pharma Inc.).
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
Our NASH Product Candidates
Aldafermin
Aldafermin is an engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection. Aldafermin is wholly-owned by us. Further development of aldafermin is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of aldafermin unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.

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
Aldafermin remains in Phase 2b development for the treatment of patients with compensated cirrhosis due to NASH (liver fibrosis stage 4, or F4, by the NASH Clinical Research Network classification). The Phase 2b ALPINE 4 clinical trial, which is fully enrolled, is designed to evaluate the treatment effect of aldafermin over 48 weeks in a population of patients with NASH with F4 liver fibrosis and well-compensated cirrhosis. We initiated the ALPINE 4 trial in February 2020 and completed enrollment of 160 patients across 80 sites in the United States, Europe, Hong Kong and Australia in January 2022. The objective of the trial is to evaluate whether fibrosis regression can be achieved in compensated cirrhotic patients with NASH, for whom liver mortality rates are high and liver transplant is the only option. The primary endpoint for the trial is the Enhanced Liver Fibrosis, or ELF, test, a reproducible, quantitative non-invasive liver prognostic test that evaluates liver fibrosis and correlates to liver-related outcomes. The ELF test is a composite blood test measuring the presence of three biomarkers associated with liver matrix metabolism. Liver biopsy data will also be measured and reported as a secondary endpoint upon completion of the trial. We expect to report topline data from the ALPINE 4 trial in the second quarter of 2023.
Aldafermin has been generally well tolerated in clinical trials to date. In patients with NASH receiving various doses of aldafermin (between 0.3 mg and 6 mg) in our completed Phase 2 trials, the most common reported adverse events occurring in more than 10% of patients included diarrhea, headache, abdominal distension, nausea, fatigue, vomiting, constipation, frequent bowel movements, injection site bruising, urinary tract infection, nasopharyngitis, abdominal pain, injection site reaction, vitamin D deficiency, injection site symptoms (such as pruritus, erythema or swelling), cough, fecal color discoloration, cholesterol and low-density lipoprotein cholesterol increase, with the majority of adverse events classified as mild or moderate. SAEs included one case of acute pancreatitis, as well as pleurisy, vertigo, headache, hypertension, cardiac arrest, chest pain, pneumonia, kidney mass, rectal bleeding and liver biopsy complication, none of which were considered related to study drug.
In patients with NASH and stage 2 or 3 liver fibrosis receiving various doses of aldafermin (between 0.3 mg and 3 mg) in the completed Phase 2b ALPINE 2/3 trial, results showed that the most common reported adverse events occurring in more than 10% of patients included diarrhea, nausea, headache, upper abdominal pain, injection site erythema, constipation and sinusitis with the majority of adverse events classified as mild or moderate. SAEs included osteoarthritis, uterine cancer, suicide attempt, small bowel obstruction, cholecystitis, cardiac hypertrophy and obesity, none of which were considered related to study drug.
Aldafermin Patent Portfolio
As of December 31, 2022, we owned 27 issued patents in the United States, as well as issued patents in more than 40 foreign countries, including various member states of the European Patent Office, or EPO, covering aldafermin, related compositions-of-matter and methods of use. We also own patent applications covering similar subject matter in the United States and multiple foreign jurisdictions including Europe. The earliest issued patents in the United States are expected to expire in 2032, not including any patent term adjustments and any patent term extensions.
MK-3655 (NGM313): An Insulin Sensitizer for the Treatment of NASH
MK-3655, also known as NGM313, is an agonistic antibody discovered by us that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or FGFR1c/KLB, which regulates insulin sensitivity, blood glucose and liver fat and is administered every four weeks through a subcutaneous injection. We believe that MK-3655 has the potential to be a treatment for those patients with NASH with early to moderate fibrosis with or without type 2 diabetes.
In November 2018, Merck exercised its option for a license to conduct research upon, develop and commercialize MK-3655 and other FGFR1c/KLB agonists. As described below, in January 2023, Merck provided us with the required 90-days' notice of partial termination of our collaboration with Merck as it relates to MK-3655 and its related compounds. As a result, in late April 2023, the license rights granted to Merck in 2018 with respect to MK-3655 will revert to us and the program will become wholly-owned by us. Further development of MK-3655, once the termination is effective, is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of MK-3655 unless our portfolio prioritization changes and we have access to the necessary capital to fund such development. See “Licensing and Collaboration Arrangements—Merck Collaboration.”
Clinical Development of MK-3655
At the end of 2020, Merck initiated a Phase 2b clinical trial of MK-3655 for the treatment of patients with NASH with F2 or F3 fibrosis. The trial was a multi-center, double-blind, placebo-controlled trial administering 50 mg, 100 mg and 300 mg doses of MK-3655 every four weeks compared to placebo for 52 weeks. The primary objective of the Phase 2b trial was NASH resolution without worsening of fibrosis at 52 weeks. In January 2023, we announced that Merck notified us of its decision to terminate the Phase 2b trial based on the results of an interim analysis of safety and reduction in liver fat at Week 24. Although it was not the primary endpoint of the trial, the percent reduction from baseline in liver fat for MK-3655, while greater than placebo across multiple dose arms, did not reach Merck’s threshold for continuing the trial through to completion. The trial was not discontinued for safety concerns.
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
MK-3655 Patent Portfolio
As of December 31, 2022, we owned three issued patents in the United States, which were licensed to Merck in connection with Merck's exercise of its license option for MK-3655, as well as pending patent applications in the United States and granted patents and pending patent applications in multiple jurisdictions outside of the United States covering MK-3655, related compositions-of-matter and methods of use. The earliest issued patents in the United States are expected to expire in 2035, not including any patent term adjustments and any patent term extensions. Once the partial termination of our collaboration with Merck as it relates to MK-3655 and its related compounds becomes effective, the license rights to these patents will revert to us.
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
Treatments in Development
Certain NASH drug development candidates are focused on the metabolic components of the disease, such as insulin resistance and lipotoxicity, that are associated with the inception and early stages of the disease pathology. Metabolically-oriented mechanism of action classes that have product candidates with histological proof-of-concept data include: Madrigal Therapeutic, Inc.’s, or Madrigal's, resmetirom and Viking Therapeutic Inc.’s VK2809, both thyroid hormone receptor β-selective (THRβ) agonists; Novo Nordisk AS’s glucagon-like peptide (GLP)-1 agonist, semaglutide; the stearyl-CoA desaturase inhibitor aramchol from Galmed Pharmaceuticals Ltd.; Inventiva SA’s pan-peroxisome proliferator-activated receptors (PPAR) agonist, lanifibranor; Akero Therapeutics, Inc.’s efruxifermin and 89 Bio Inc.'s BIO89-100, both analogs of fibroblast growth factor 21 (FGF21); and

Genentech/Roche’s BFKB8488A, an FGFR1c/KLB bi-specific agonistic antibody. In December 2022, Madrigal announced positive topline results from the pivotal Phase 3 MAESTRO-NASH biopsy clinical trial of resmetirom. MAESTRO-NASH, a registrational Phase 3 trial, achieved both liver histological improvement endpoints that FDA proposed as reasonably likely to predict clinical benefit to support accelerated approval for the treatment of NASH with liver fibrosis.
Product candidates targeting various mechanisms with possible anti-inflammatory and anti-fibrotic effects are also in clinical testing for NASH. These classes of compounds have shown mixed results in meaningfully improving the fibrosis score of patients. Where fibrosis improvements have been shown, results have either been transient or not accompanied by significant improvements in other histological measures of the disease, which may reflect the difficulty in treating the disease without removing the underlying insult of lipotoxicity or the challenge of impinging on the complex process of hepatocellular death and fibrosis from collagen deposition by intervention through a single pathway. Members of the “anti-inflammatory” or “anti-fibrotic” mechanism of action classes with compounds that have histological proof-of-concept data include farnesoid X receptor, or FXR, agonists, such as Intercept Pharmaceuticals, Inc.’s, or Intercept’s, obeticholic acid. A new drug application, or NDA, for obeticholic acid was filed with the FDA by Intercept in September 2019 and received a complete response letter in June 2020. In December 2021, Intercept withdrew its marketing authorization application from the EMA. In December 2022, Intercept resubmitted an NDA with the FDA and in January 2023, Intercept announced that the FDA had accepted its NDA with a Prescription Drug User Fee Act, or PDUFA, target action date of June 22, 2023.
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
Therapeutic Area: Hematologic Oncology
Hematologic Cancer Disease Overview
Hematologic cancer, also referred to as blood cancer, refers to various forms of cancer that lead to uncontrolled growth or dysregulation of blood cells or blood-forming tissues. Examples of hematologic cancer include leukemia, lymphoma and multiple myeloma.
NGM936: ILT3xCD3 Bispecific T Cell Engager
Overview of NGM936
NGM936 is a bispecific T cell engager therapeutic candidate for the treatment of hematologic malignancies that targets ILT3 and cluster of differentiation 3, or CD3. NGM936 is designed to direct T cell mediated killing of ILT3-positive cancer cells while sparing normal hematopoietic stem cells, or HSCs, and minimizing CD3-driven cytokine release. ILT3, a myeloid-cell restricted receptor, has enriched expression in myelomonocytic leukemia, monocytic leukemia and leukemia stem cells but is not expressed on healthy HSCs. The expression profile of ILT3 may make it a potential target for the treatment of monocytic acute myeloid leukemia, or AML, and multiple myeloma.
Preclinical Development of NGM936
NGM936 has been evaluated in preclinical studies, where it has demonstrated in vitro the ability to potently kill ILT3+ AML cells, kill ILT3+ multiple myeloma cells and preserve healthy bone marrow cells. Further development of NGM936 is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM936 unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
NGM936 Patent Portfolio
As of December 31, 2022, we did not own or have a license to any issued patent that covers NGM936. However, NGM936 and related compositions-of-matter and methods of use are disclosed in pending U.S. provisional patent applications we have filed. Any patent that may issue from these applications or any related applications we file is expected to expire no earlier than 2043, including any patent issued in the United States, if any, not including any patent term adjustments and any patent term extensions.

NGM936 Competition
We are not aware of any publicly disclosed program other than NGM936 that targets ILT3 and CD3 using a bispecific T cell engager. Immune-Onc has a bispecific antibody, IO-312, in preclinical development which targets ILT3 and is being pursued for cancer. The identity of the target of the second arm of IO-312 has not been disclosed.
Manufacturing
We do not own, and have no plans to establish, any manufacturing facilities. We currently use third-party contract development and manufacturing organizations or contract manufacturing organizations, which we refer to collectively as CMOs, to manufacture and supply all of the raw materials, drug substances and drug products for our R&D programs, including all the clinical trial materials used in the clinical trials of our clinical-stage product candidates. We have established relationships with several CMOs, including Lonza Ltd and Biotechpharma UAB. The activities of our CMOs are overseen by an experienced group of employees and third-party consultants.
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
Competition
The biopharmaceutical industry is characterized by intense competition and rapid innovation. Although we believe that we hold a strong position in research in certain areas of cancer, retinal diseases and liver and metabolic diseases, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities and other research institutions. Smaller or earlier-stage companies also may prove to be significant competitors, particularly through collaboration or partnering arrangements with large, established companies. We believe the key competitive factors that will affect the development and commercial success of our product candidates are their efficacy, safety and tolerability profile, and reliability.
There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the R&D of products that may be competitive to our products. A number of pharmaceutical companies, including AbbVie, Allergan, AstraZeneca, Bayer, Boehringer Ingelheim, Bristol-Myers Squibb, Eisai, Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Novo Nordisk, Pfizer, Roche, Sanofi and Takeda, as well as large and small biotechnology companies such as 89Bio, Akero, Albireo, Alentis, Amgen, Apellis, Ascletis, Axcella, AVEO, Biond, Bird Rock, Can-Fite, CatalYm GmbH, Cirius, Enanta, Galectin, Galmed, Genfit, Gilead, Glympse, Immune-Onc, ImmunOS, Immuron, Intercept, Inventiva, Iveric, Jounce, Madrigal, MannKind, MediciNova, Mirum, Nalpropion, NextCure, North Sea, Promethera, Salix, Scholar Rock, Seal Rock, Terns, Tiziana, Tizona, Viking and Vivus, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. It is probable that the number of companies seeking to develop products and therapies for the treatment of cancer, retinal diseases and liver and metabolic diseases will increase.
For example, in February 2023, Apellis announced that the FDA approved SYFOVRE™ (pegcetacoplan injection) for the treatment of GA secondary to AMD. And in February 2023, Iveric announced that the FDA accepted Iveric's NDA of avacincaptad pegol for the treatment of GA. Many of these and other existing or potential competitors have substantially greater financial, technical, human and other resources than we have and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products or for other products that would compete with our product candidates. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.
For more information regarding the competition that our disclosed product candidates face, or may face, see the discussion of specific competition for each product candidate see “—Our Pipeline Programs.”
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
As of December 31, 2022, our patent portfolio includes over 600 patents and applications, including over 50 issued U.S. patents and over 30 pending U.S. patent applications covering our product candidates, certain aspects of our proprietary technology, and related inventions and improvements. Our patent portfolio also includes over 500 patents and patent applications in jurisdictions outside of the United States that, in many cases, are counterparts to our U.S. patents and patent applications. For more information regarding the patents and patent applications relating to eight of our disclosed product candidates, see the discussion of intellectual property protection for each product candidate in “—Our Pipeline Programs.” The patent landscape surrounding our product candidates is crowded, and we do not know if our pending patent applications will be issued with the claims we are seeking or if our issued patents will withstand challenges from third parties.
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
Even if patents are issued, if a third party engages in activities covered by valid claims of our patents, we may be required to engage in enforcement actions in the courts to enforce our patents. Not all enforcement proceedings are successful. We also must take care not to infringe the valid patents of third parties. Third-party patent rights that purport to cover our product candidates or their discovery, use or manufacture may require us to challenge their validity in court or administrative proceedings and prevail in such challenges, to alter our development or commercial strategy or our product candidates or their uses and manufacture, to obtain licenses to such patents and/or to stop certain activities altogether. We hold various licenses with third parties to their intellectual property, including those with Horizon Discovery Ltd. and, as described below, Lonza Sales AG, or Lonza, for the use of their cell lines. The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. We may not obtain or maintain adequate patent protection for any of our programs and product candidates.
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
See “Risk Factors—Risks Related to Our Intellectual Property” for information regarding the risks related to our intellectual property.
Licensing and Collaboration Arrangements
Merck Collaboration
In 2015, we entered into a research collaboration, product development and license agreement with Merck, which, together with amendments made prior to June 30, 2021, is referred to as the Original Collaboration Agreement, covering the discovery, development and commercialization of novel therapies across a range of therapeutic areas, including a broad, multi-year drug discovery and early development program financially supported by Merck, but scientifically directed by us with input from Merck. The original research phase of the collaboration was for five years and was extended by Merck for an additional two years through March 2022.
On June 30, 2021, we entered into an amended and restated research collaboration, product development and license agreement with Merck, or the Amended Collaboration Agreement, replacing the Original Collaboration Agreement and extending the research phase of the collaboration, but with a narrower scope than in the Original Collaboration Agreement. Under the Amended Collaboration Agreement, the collaboration was focused primarily on the identification, research and development of collaboration compounds directed to targets of interest to Merck in the fields of ophthalmology and cardiovascular or metabolic, or CVM, disease, including heart failure. The collaboration scope also included certain laboratory testing and other activities on compounds that are directed to one of up to two undisclosed targets outside of the fields of ophthalmology and CVM disease, or the Lab Programs. Currently, the only ongoing research activities funded under the Amended Collaboration Agreement are certain CVM-related activities and remaining activities under the Lab Programs, or the Remaining Research Programs. The ophthalmology compounds in the collaboration under the Amended Collaboration Agreement initially included NGM621 (and its related compounds) and compounds directed against two other undisclosed ophthalmology targets (and their related compounds). Merck had a one-time option to license NGM621 and its related compounds upon completion of the Phase 2 CATALINA trial. In December 2022, Merck notified us that it would not exercise its option to license NGM621 and its related compounds, nor would Merck exercise the related ophthalmology bundle option; accordingly, these options expired unexercised in January 2023 and the programs are now wholly-owned by us. Further, Merck did not elect for us to continue to conduct R&D on any compounds from our other ophthalmology programs that were subject to the collaboration, which are preclinical and directed to undisclosed targets. Such an election would have resulted in an extended or tail period in which Merck would continue to fund our R&D of such ophthalmology compounds. Because Merck did not exercise its ophthalmology license options or make such a tail period election, we do not have any funding from Merck to pursue such ophthalmology programs.
For the period that started on January 1, 2023 and ends on March 31, 2024, we expect to receive funding of approximately $13.0 million in the aggregate from Merck for ongoing activities under the Remaining Research Programs and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal. The research phase for the CVM-related programs under the Amended Collaboration Agreement will continue through March 31, 2024, unless the parties mutually agree to extend the research phase through March 31, 2026, in which case Merck would provide up to a total of $20.0 million in R&D funding during the additional two years of the CVM program research phase. New CVM-related programs may be added to the collaboration if recommended by us and selected by Merck, although we do not expect any new CVM-related programs to be added. The research phase for the Lab Programs was scheduled to end no later than December 31, 2022, although certain limited activities continue and will be wrapped up in 2023.
In January 2023, we announced that Merck notified us of its decision to terminate the Phase 2b trial of MK-3655 in patients with NASH and liver fibrosis stage 2 or 3 and Merck subsequently provided us with the required

90-days' notice of partial termination of the Amended Collaboration Agreement as it relates to MK-3655 and its related compounds. As a result, in late April 2023, the license rights granted to Merck in 2018 with respect to MK-3655 will revert to us and the program will become wholly-owned by us. Further development of MK-3655, once the termination is effective, is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of MK-3655 unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
During the three-month period before the end of the research phase for the CVM-related programs, Merck has the right to review the product candidates from each applicable program and to elect to have R&D activities continue under the collaboration for an additional period, referred to as a Tail Period. If Merck makes such an election, then the applicable Tail Period will begin at the end of the research phase for the applicable program and will end on the earlier of achievement of the License Option exercise point or three years, except that in certain circumstances a Tail Period may continue beyond three years if the License Option exercise point has not been achieved by such time. All R&D work on CVM-related programs during the applicable Tail Period, if any, will be conducted by Merck or its third-party contractors at Merck’s expense. Each Lab Program will enter a Tail Period if Merck elects to continue work on it after we complete specified laboratory and other activities.
Under the Amended Collaboration Agreement, Merck retains License Options to obtain an exclusive, worldwide license, on specified terms, to each collaboration compound (and its related compounds) that remains within the scope of the continuing collaboration under the Remaining Research Programs. Merck generally has a one-time right to exercise its License Option for any product candidate when we or Merck achieve the specified License Option exercise point. The License Option exercise point for a collaboration compound from the CVM-related programs or the Lab Programs will be the designation by Merck of such collaboration compound as a research program development candidate that Merck intends to progress into preclinical development. Upon Merck’s exercise of a License Option for any CVM-related program or Lab Program, Merck will pay us an option exercise fee of $6.0 million and we will be eligible to receive a milestone payment of $10.0 million if Merck subsequently completes a proof-of-concept trial for a product candidate from such program.
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
Under the Amended Collaboration Agreement, we also granted Merck a worldwide, exclusive right to conduct R&D on, and to manufacture, use and commercialize, small molecule compounds identified or developed by Merck that have specified activity against any target that we are researching or developing under the research phase of the collaboration. Merck’s research license for its own small molecule program will become non-exclusive if Merck does not exercise its option to a product candidate against a target at its option exercise point, but Merck will retain an exclusive license to any small molecule compounds that it has already identified and developed. Merck has sole responsibility for R&D of any of these small molecule compounds, at its own cost. We are eligible to receive milestone and royalty payments on small molecule compounds that are developed by Merck under such a license from us.
In addition to the options and exclusive licenses that we granted or are obligated to grant to Merck, we have the following exclusivity obligations to Merck under the Amended Collaboration Agreement. During the applicable research phase and Tail Period, if any, for the CVM-related programs and Lab Programs, we may not directly or indirectly research, develop, manufacture or commercialize, outside of our collaboration with Merck, any product with specified activity against any target that is being researched or developed under the applicable programs and, if Merck exercises its License Option for a program, we may not directly or indirectly research, develop, manufacture or commercialize any product with specified activity against the target that is the subject of that Licensed Program for so long as Merck’s license to it remains in effect. In addition, we are prohibited from directly or indirectly researching, developing or commercializing any product for the treatment of heart failure with preserved ejection fraction, or HFpEF, during the research phase for the CVM-related programs.
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
Lonza License
In October 2014, we entered into a Multi-Product License Agreement, or the Lonza License, with Lonza under which we obtained a worldwide, non-exclusive license to use Lonza’s glutamine synthetase gene expression system, known as GS Xceed™, to manufacture and commercialize our proprietary products.
Pursuant to the Lonza License, we paid Lonza an upfront fee of £250,000. Upon the initiation of the first Phase 2 clinical trial, the first Phase 3 clinical trial and the first commercial sale of any product manufactured using GS Xceed™, we are required to pay Lonza one-time milestone payments of £100,000, £100,000 and £150,000, respectively. We paid a one-time milestone payment to Lonza of £100,000 for each of the Phase 2 trial initiations for MK-3655, NGM621 and NGM120. We are also required to pay low single-digit royalties to Lonza based on net sales of any product manufactured using GS Xceed™. Our royalty obligation to Lonza continues on a product-by-product basis until the later of the expiration of the last-to-expire licensed patent or ten years after the first commercial sale of the product. We are also required to pay an annual license fee to Lonza of up to £300,000 per product if a party other than Lonza, we, our affiliates or our strategic partners (including Merck or any potential future partners) manufactures certain product candidates for commercial activities. We are currently required to pay this fee for MK-3655 and NGM120. In accordance with the Lonza License, for certain additional product candidates, we are instead required to pay an annual license fee to Lonza of £25,000 per product candidate prior to the initiation of clinical development, and following the initiation of clinical development, £100,000, £150,000 or £300,000 annually per product candidate, respectively, if such product candidate is in a Phase 1, Phase 2 and Phase 3 clinical trial. We were required to pay this fee for NGM621 prior to Merck's decision not to exercise its option to license NGM621 and its related compounds in January 2023.
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
Expedited Programs
A sponsor may seek to develop and obtain approval of its product candidates under programs designed to accelerate the FDA review and approval of marketing applications for new drugs and biologics that meet certain criteria, such as the Fast Track program, priority review, accelerated approval, breakthrough therapy designation and Real-Time Oncology Review, or RTOR, Program.

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
Accelerated Approval
In addition, the FDA may base accelerated approval for drugs and biologics for serious conditions that fill an unmet medical need on whether the drug or biologic has an effect on a surrogate or an intermediate clinical endpoint. A surrogate endpoint used for accelerated approval is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Likewise, an intermediate clinical endpoint is a measure of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on irreversible morbidity and mortality, or IMM. The FDA bases its decision on whether to accept the proposed surrogate or intermediate clinical endpoint on the scientific support for that endpoint. As a condition of accelerated approval, the FDA will generally require the sponsor to perform and provide regular updates to the agency on adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on IMM or other clinical benefit. Where confirmatory trials verify clinical benefit, the FDA will generally terminate the requirement. Approval of a product may be withdrawn or the labeled indication of the product changed, if trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the product, for example, if the product shows a significantly smaller magnitude or duration of benefit than was anticipated based on the observed effect on the surrogate endpoint. In addition, the FDA currently requires as a condition for accelerated approval the pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
Real-Time Oncology Review (RTOR) Program
The RTOR program is for oncology product candidates that are likely to demonstrate substantial improvements over available therapy, which may include drugs previously granted breakthrough therapy designation for the same or other indications and candidates meeting other criteria for other expedited programs, such as Fast Track and priority review. Submissions for RTOR consideration should also have straightforward study designs and endpoints that can be easily interpreted (such as overall survival or progression free survival). Acceptance into the RTOR program does not guarantee or influence approvability of the application, which is subject to the usual benefit-risk evaluation by FDA reviewers, but the program allows FDA to review data earlier, before an applicant formally submits a complete application. The RTOR program does not affect FDA’s PDUFA timelines.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, priority review, accelerated approval, breakthrough therapy designation and RTOR program acceptance do not change the standards for product approval.
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
Pediatric Information and Pediatric Exclusivity
Under the Pediatric Research Equity Act, or PREA, certain BLAs and certain supplements to a BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.
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
European Union Development of Medicinal Products
In the European Economic Area, or EEA, which consists of the 27 Member States of the European Union, or the EU and the EU Member States, as well as Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after a marketing authorization, or MA, has been granted by a competent regulatory authority. This is similar to the approach in the United States. The various phases of preclinical and clinical research in the EEA are currently regulated by Clinical Trials Regulation (EU) No 536/2014, which went into effect on January 31, 2022. The regulation, which is directly applicable in all EEA countries, overhauls the current system of approvals for clinical trials in the EU in an effort to simplify and streamline the approval of clinical trials in the EU.
European Union Review of Marketing Authorization and Approval
Depending on the type of product and its intended therapeutic indication, related MAs may be granted either by the European Commission at the EU level or by the competent authorities of the EEA countries. An EU MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional, subject to the approval of the EMA, for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
National MAs, which are issued by the competent authorities of the EEA countries, and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in an EEA country, that National MA can be recognized in another EEA country through the Mutual Recognition Procedure. If the product has not received a National MA in any EEA country at the time of application for authorization, it can be approved simultaneously in various EEA countries through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the EEA countries in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft Summary of Product Characteristics, or SmPC, the document that provides information to physicians concerning the safe and effective use of the product, and a draft of the labeling and package leaflet, which are sent to the other EEA countries, referred to as the Concerned Member States, or CMSs, for their approval. If the CMSs raise no objections to the assessment, SmPC, labeling or packaging proposed by the

RMS, the product is subsequently granted a National MA in the RMS and the Concerned Member States. The RMS or CMSs may only raise objections to authorization that are based on a potential serious risk to public health.
In the EEA, a MA, whether granted through the Centralized, Decentralized or Mutual Recognition Procedures, may be granted only to an MA applicant that is established within the EEA.
In principle, an MA has an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EEA country in which the original MA was granted. The European Commission or the competent authorities of the EEA country may decide, on justified grounds relating to pharmacovigilance, to require one additional five-year period for the MA before it is definitively renewed. Once subsequently definitively renewed, the MA is valid for an unlimited period. Any MA that is not followed by the actual placing of the medicinal product on the EEA market (in case of Centralized Procedure approvals), or on the market of the authorizing EEA country if applicable, within three years after authorization ceases to be valid (the so-called sunset clause).
Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the United States. In the EEA, a conditional MA may be granted by the European Commission through the Centralized Procedure in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled concerning generation of missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. After this, the conditional MA is converted to a normal MA. An MA may also be granted “under exceptional circumstances” by the European Commission through the Centralized Procedure where the MA applicant can show that it is unable to provide comprehensive data on the efficacy and safety of the medicinal product under normal conditions of use even after the product has been authorized and subject to specific procedures after being introduced. These circumstances may arise in particular when the intended therapeutic indications are very rare and, based on the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles.
Data and Market Exclusivity
The EU legislation governing the grant of marketing authorizations for medicinal products also provides opportunities for data and market exclusivity related to MAs in certain circumstances. Upon grant of an MA, innovative medicinal products generally benefit from eight years of data exclusivity and ten years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EEA from referencing the innovator’s data to assess a biosimilar application for eight years from the date of authorization of the innovative product, after which a biosimilar application for MA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful biosimilar applicant from commercializing its product in the EEA until ten years have elapsed from the initial MA of the innovator product in the EEA. The overall ten-year period may, occasionally, be extended for a further year to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is, however, no guarantee that our products will be considered by European regulatory authorities to be a new biological entity. In such circumstances, our products, even if granted MA, may not qualify for data and market exclusivity.
Pediatric Development
Regulation (EC) No 1901/2006 provides that all applicants for MA for new medicinal products have to include the results of trials conducted in the pediatric population in compliance with a pediatric investigation plan, or PIP, agreed to with the EMA’s Pediatric Committee, or PDCO. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. The obligation to provide pediatric clinical trial data can be waived entirely by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EEA countries and study results in compliance with the PIP are included in the product information, even when those results are negative, the product may be eligible for a six-month extension to certain patent protections or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Post-Approval Requirements
Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EEA countries and regional authorities within those countries. Legislation adopted at the EU level, such as Directives, may be implemented differently by individual EEA countries. Examples of post-approval requirements include the obligation on the holder of an MA to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products, establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs. All new applicants for MA must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose risk-minimization measures or post-authorization obligations as a condition of the MA, which may include additional safety monitoring, more frequent submission of PSURs or the conduct of additional clinical trials or post-authorization safety studies.
Marketing of Medicinal Products in the EEA
In the EEA, the advertising and promotion of medicinal products are subject to both EU law and the national law of individual EEA countries governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established at the EU level, the details are governed by rules developed in individual EEA countries and can differ from one country to another. Examples of regulatory obligations include the requirement that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent authorities in connection with an MA. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU.
Marketed products in the EEA are subject to substantial continuing regulation. This includes, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution and advertising and promotion of the product. For example, much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EEA. The provision of benefits or advantages to physicians is governed by national laws, including anti-bribery laws, industry codes or professional codes of conduct and related national implementing laws. Payments made to physicians in certain EEA countries must also be publicly disclosed, and agreements with physicians are often the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EEA countries. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Regulation in the United Kingdom Following Brexit
The withdrawal of the UK from the EU, commonly referred to as “Brexit,” took effect on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period that ended December 31, 2020, during which EU rules continued to apply. A Trade and Cooperation Agreement, or the TCA, that outlines the trading relationship between the UK and the EU entered into force provisionally in January 2021, and permanently since May 2021. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex. Under the TCA, Great Britain (England, Scotland and Wales) is be treated as a third country, except that Northern Ireland will, with regard to EU regulations on free movement of goods, continue to follow the EU regulatory rules. As part of the TCA, the EU and the UK will mutually recognize cGMP inspections and accept official cGMP documents. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures.
With respect to MAs, Great Britain has a separate regulatory submission and approval process and a national MA implemented through its regulator, the Medicines and Healthcare products Regulatory Agency, or

MHRAs, with certain exceptions for Northern Ireland. Companies established in the UK can no longer use the Centralized Procedure for approval by the European Commission to obtain an MA to market products in the UK and instead must follow one of the UK national authorization procedures. Until the end of 2023, the MHRA may rely on a decision made by the European Commission on the approval of a new Centralized Procedure MA when deciding on an application for a Great Britain MA. Thereafter, a new international recognition process, which will take into consideration decisions made by the EMA and certain other regulatory authorities, is anticipated to be in place. The MHRA has also established its own decentralized or mutual recognition procedures enabling MAs approved in EU Member States through decentralized and mutual recognition procedures to be recognized in the United Kingdom or Great Britain. It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future.
The data exclusivity periods in the UK are currently in line with those in the EU, but the TCA provides that the periods for both data and market exclusivity are to be determined by domestic law, so there could be divergence in the future.
Privacy and Data Security Laws and Compliance Obligations
In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous obligations, including U.S. federal, state and local, as well as foreign, data privacy and security laws, regulations, guidance and industry standards, and other legal obligations related to privacy and data security. The regulatory framework with respect to data privacy and security is stringent and constantly evolving. For example, in addition to laws such as HIPAA that govern the processing of health information, we are or may become subject to numerous other data privacy and security laws and legal obligations, which may include laws such as the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, or CCPA, the California Privacy Rights Act of 2020, or CPRA, and similar laws enacted or proposed in other states in the United States, the EU’s General Data Protection Regulation 2016/679, or EU GDPR, and the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
These laws and obligations impose on subject entities extensive, costly and complex compliance obligations, which may conflict or be inconsistent with one another, and violations may result in significant fines, penalties and other adverse consequences. The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using and disclosing personal data and to respond to certain requests from California residents related to their personal data. Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the CPRA, effective January 1, 2023, expanded the CCPA to, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action and establish a new California Privacy Protection Agency to implement and enforce the new law.
Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authorities and affected individuals; and mandating the appointment of representatives in the EU in certain circumstances. See “Risk Factors—Risks Related to Our Business and Industry” for additional information about the privacy and data security risks we may face, including in relation to the laws and regulations to which we are or may become subject.

Rest of the World Regulation
For other countries outside of the EU, United Kingdom and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Failure to comply with applicable foreign laws and regulatory requirements may result in, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products and operating restrictions.
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
The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The U.S. Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.
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
Before products become available to patients in the EEA, they are generally subject to decisions on pricing and reimbursement by the applicable authorities in a Member State. Key criteria to determine the reimbursement status and pricing of a product may include the product’s therapeutic value, medical need, safety and cost effectiveness. Obtaining pricing and reimbursement approval of a product from a government is a time-consuming and costly process, and significant uncertainty exists as to the pricing and reimbursement status of any product candidates for which we may seek marketing approval in the EEA. Our ability to commercialize any such products successfully in the EEA will depend, in part, on the outcome of these decisions.
In many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU Member State, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In 2021 the European Union Parliament adopted the HTA regulation which, when it enters into application in 2025, will be intended to harmonize the clinical benefit assessment of HTA across the European Union. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.
Legislators, policymakers and healthcare insurance funds in the EU and the UK may continue to propose and implement cost-containing measures to keep healthcare costs down; particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is unclear. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.
Further, in March 2010, the ACA was signed into law and has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries are those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs.
There have been legal and political challenges to certain aspects of the ACA. For example, former President Trump signed several executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. However, the ACA may be subject to judicial or Congressional challenges in the future. Additionally, on January 28, 2021, President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program.
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
Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. Aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013, will stay in effect through 2031 unless additional Congressional action is taken. Under current legislation. the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in later years.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. Congressional inquiries, presidential executive orders and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer-patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the United States Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Human Capital
Our team of talented scientists and industry professionals is the foundation of our company and fuels our historical and prospective achievements for patients. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future opportunities. As of December 31, 2022, we had 239 employees, of which approximately 155 (65%) were engaged in R&D activities, 89 hold Ph.D. and/or M.D. degrees and an additional 52 hold a masters or other post-graduate degree. Every NGM team member plays a vital role in furthering our goals and impacting our progress towards fully realizing our mission to develop transformative therapies for patients.
To succeed in our mission, we must attract, recruit, retain, develop and motivate qualified clinical, nonclinical, scientific, manufacturing, regulatory, management and other personnel needed to support our business and operations. We recruit for talent in the biotechnology and pharmaceutical industry in the San Francisco Bay Area, which is in one of the most competitive and highest cost labor markets in the United States and periodically experiences higher turnover rates than other industries. For example, in 2022, we continued to experience a challenging recruiting environment with relative high rates of employees leaving the company to pursue other opportunities, particularly in the first three quarters of the year. This turnover was mitigated by a robust recruiting effort, including extensive efforts to source and interview a talented and diverse pipeline of candidates. We maintain a comprehensive dashboard of measurements, including recruitment productivity, diversity, equity and inclusion metrics, employee engagement scores, total rewards benchmarking, participation rates and satisfaction scores for internal training, turnover rates and exit interview results, to guide our human capital management efforts.
We believe that we can best address competitive challenges by enhancing the reputation of NGM as a great place to work, which includes nurturing our workplace culture, providing competitive compensation and benefits programs and supporting employee career development and related management training. To that end, we continue to invest resources and energy into being an employer of choice – attracting and engaging individuals who are innovative, curious, driven, diligent, collaborative and of the highest integrity and ethics. Some of our key efforts in this area and management of our human capital assets generally are described here.
Compensation and Benefits
Our compensation philosophy is to provide pay and benefits that are competitive in the biotechnology and pharmaceutical industry where we compete for talent. We monitor our compensation programs closely and review them throughout the year to provide what we consider a very competitive mix of compensation and health, welfare and retirement benefits for all our employees. Our compensation package for all employees includes market-competitive base salaries, eligibility for annual performance bonuses and equity grants. Our benefits programs include company-sponsored medical, dental and vision health care coverage, life and AD&D insurance, a 401(k) plan with a matching employer contribution, paid time off and family leave and an employee stock purchase plan, among others benefits. Every year, we undertake a detailed review of our compensation by position and level and make adjustments necessary to ensure that we continue to provide competitive compensation. Our hiring practices and annual compensation reviews are designed to ensure fairness in pay equity across gender and ethnicity among similar roles and responsibilities throughout our organization, after accounting for legitimate business factors that can explain differences, such as performance, time at grade level, education and tenure. In conjunction with the California’s Pay Transparency law (SB 1162), beginning January 1, 2023, we will publish pay ranges in all job postings and we are proactively providing existing employees with the salary range for their positions. In addition, our efforts extend beyond pay equity to include fairness in gender and ethnic representation at all levels in the organization.
Diversity, Equity and Inclusion
Our goal is to have a diverse, equitable and inclusive workforce – not just because it is the right thing to do, but because we believe this is key to our long-term success. As of December 31, 2022, NGM employed 136 women (57%) and 103 men (43%), and 59% of our employees self-identify as non-white, including 10% that are from traditionally underrepresented groups. Our leadership, including employees at or above the vice president level and members of our board of directors, includes 43% women and 22% who self-identify as non-white. To champion our efforts in this area, a cross-functional team of employees continues to drive our diversity, equity and inclusion initiatives that have focused on awareness and understanding; diverse candidate pipelines; community outreach; advocacy and career advancement; and business impact. Our efforts, which began in 2020 with a focus on anti-Black racism, have included mandatory unconscious bias and discrimination training, an employee-led diversity page on our intranet updated monthly with fresh content, voluntary participation in a program to encourage allyship, guest speaker programs on Diversity, Equity & Inclusion, or DEI, topics, and conducting a survey to understand employee sentiment around race-related issues to establish a baseline for tracking future progress. We implemented an internship program targeted to students from underrepresented minorities and adopted specific quantitative efforts to provide the company with a diverse candidate pipeline and more diverse interview panels. In addition to internal efforts, our research employees volunteer to teach elementary school students various topics in biology.
In 2022, we engaged an external consultant with expertise in DEI to help conduct an assessment to understand where improvements could be made in our culture to drive equitable outcomes and foster an inclusive environment, with a particular focus on women scientists. The assessment included cross-organizational interviews, focus group discussions, a detailed review of our policies, programs and business norms, an all-employee inclusion survey and a review of organizational diversity metrics to determine what are the barriers to success and advancement of women and underrepresented groups. The project identified three areas of action that are being shared across the company, and we plan to begin to implement the recommendations in 2023. In addition, we supported an employee-led effort to develop our first employee resource group, N-GAGE (NGM Gathers to Advance Gender Equity). Since its inception, N-GAGE has supported the DEI assessment, created community spaces for engagement and discussions on current topics disproportionately affecting women, and incubated a company-wide mentorship and professional enrichment program starting with speed-mentoring events and guest speakers with a planned roll-out in 2023.
Communication and Engagement
We believe that part of what sets NGM apart from other companies is our culture and, in particular, our focus on providing timely and transparent communications and creating a strong sense of belonging and inclusiveness. In 2022, after nearly two years of the COVID-19 pandemic, we were able to reinstate many of the traditions and celebrations that contribute to what makes NGM a special place to work: monthly themed happy hours; weekly group lunch programs, often with employee-led lunch-and-learns with scientific and other updates of interest; quarterly all-hands' meetings; regular coffee chats or other gatherings for small groups with our CEO and other members of senior management; and events including a summer family picnic, Thanksgiving potluck and holiday white elephant party, among many others.
We survey our employees each year to measure their level of engagement at NGM. Our employee engagement scores have remained relatively steady over the past three years, despite the challenges we faced through the COVID-19 pandemic and disappointing clinical trial readouts. These surveys provide rich feedback each year that helps us to continue to grow our culture and make NGM a great place to work.

Health, Wellness and Safety
In addition to specific support relating to health and safety during the COVID-19 pandemic, we continue other activities that continue to promote our employees' whole health and wellness, including an on-site gym, external support from our employee assistance program and mental wellness and health advocacy services.
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
Information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 1A.    Risk Factors.
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before deciding whether to make an investment decision with respect to our common stock. You should also refer to the other information contained in this Annual Report on Form 10-K, including in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and related notes, as well as our other filings with the U.S. Securities and Exchange Commission, or SEC. Our business, financial condition, results of operations, stock price and prospects could be materially and adversely affected by any of these risks or uncertainties. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Annual Report on Form 10-K may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks.
Risks Related to Our Financial Condition and Capital Needs
We have incurred net losses every year since our inception and have no source of product revenue. We expect to continue to incur significant operating losses and may never become profitable.
We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net losses were $162.7 million, $120.3 million and $102.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $581.6 million.
We expect to continue to incur significant research and development, or R&D, and other expenses related to our ongoing operations for the foreseeable future, particularly to fund R&D of, and seek regulatory approvals for, our product candidates. We incurred substantial net operating losses in 2022 and expect to continue to incur significant operating losses in 2023 and over the next several years as our research, development, manufacturing, preclinical studies, clinical trial and related activities increase. We expect our accumulated deficit will also increase in future periods. The size of our future net losses will depend, in part, on the amount of our expenses and our ability to generate revenue. All of our revenue from recent periods has been provided under our collaboration with Merck Sharp & Dohme LLC, or Merck, under the amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement. That revenue will be substantially lower in 2023 than in 2022 and prior years and minimal thereafter. See the risk factor titled “All of our revenue for recent periods has been received from a single collaboration partner, and that revenue will be substantially lower going forward as compared to historical periods.”
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
Our ability to generate any product revenue from our current or future product candidates also depends on a number of additional factors, including our ability or the ability of any potential future third-party partner to:
•successfully complete research and clinical development of current and future product candidates and obtain regulatory approval for those product candidates;
•establish and maintain supply and manufacturing relationships with third parties, and ensure adequate, scaled up and legally compliant manufacturing of bulk drug substances and drug products to maintain sufficient supply;
•launch and commercialize any product candidates for which marketing approval is obtained, if any, and, if launched independently by us without a partner, successfully establish a sales force and marketing and distribution infrastructure;
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
Even if we successfully complete development and regulatory processes for any product candidates that we take forward, we anticipate incurring significant costs associated with launching and commercializing any products. If we fail to become profitable or do not sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or cease our operations.
All of our revenue for recent periods has been received from a single collaboration partner, and that revenue will be substantially lower going forward as compared to historical periods.
We do not have any committed external source of funds, other than pursuant to our collaboration with Merck, which has provided us with substantial financial support since 2015. However, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Licensing and Collaboration Updates” in Part II, Item 7 of this Annual Report on Form 10-K, in 2023 the R&D funding we receive from Merck under the collaboration will be substantially lower on an annual basis than the research funding previously provided by Merck. In this regard, for the period that started on January 1, 2023 and ends on March 31, 2024, we expect to receive funding of approximately $13.0 million in the aggregate from Merck for the ongoing activities under the Amended Collaboration Agreement and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal.
In any event, we need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs that now include all of our ophthalmology programs and, as described below, once Merck's termination of its license with respect to MK-3655 is effective, MK-3655 (NGM313). In addition, our funding requirements would increase for any preclinical programs that remain within the scope of the collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs. For example, as a result of Merck’s decision not to exercise its option to license NGM621 and its related compounds, as described below, NGM621 and its related compounds are now wholly-owned by us. Further development of NGM621 is primarily dependent on our ability to secure potential future collaboration, out licensing, partnering or other business development arrangements, or BD Arrangements, with third-party partners and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM621 unless our portfolio prioritization changes and we have access to the necessary capital to fund such development. In addition, as a result of Merck's decision to terminate its license to MK-3655 and its related compounds, once the termination is effective, the license rights granted to Merck in 2018 with respect to MK-3655 will revert to us and the program will become wholly-owned by us. Further development of MK-3655, once the termination is effective, is also primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of MK-3655 unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
Other than our Amended Collaboration Agreement with Merck, which is limited in scope and duration, and may be unilaterally terminated by Merck under certain circumstances, we are not party to any agreements that could provide us with future revenue. Accordingly, we will need to raise significant additional capital and we will need to enter into additional partnering arrangements in order to proceed with development through regulatory approval and commercialization of our current and potential future product candidates. Neither may be possible and, as a result, if adequate funds are not available when we need them, we may need to significantly delay, scale back or discontinue development of or abandon some or all of our product candidates or scale back or discontinue discovery efforts, which could have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether.

We will need significant additional capital to proceed with development and commercialization of our current and potential future product candidates and our other operations. We may not be able to access sufficient capital on acceptable terms, if at all, and, as a result, we may be required to delay, scale back or discontinue development of such product candidates or other operations.
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
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the United States Food and Drug Administration, or FDA, and comparable foreign health authorities, including the potential for such authorities to require that we perform more studies than those that we currently expect or to change their requirements on studies that had previously been agreed to;
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
•whether Merck exercises its option to license any preclinical candidates that remain within the scope of the collaboration at the license option point as specified in the Amended Collaboration Agreement for each such candidate;
•whether Merck terminates the research phase of the collaboration under pre-specified circumstances set forth in the Amended Collaboration Agreement or terminates a program that it has licensed, such as its decision to terminate its license for MK-3655 and its related compounds;
•the cost of potentially acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and
•the cost of establishing sales, marketing and distribution capabilities for any of our product candidates for which we may receive regulatory approval and that we determine to commercialize ourselves or in collaboration with partners.
We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for at least the twelve months from the date of filing of this Annual Report on Form 10-K. Moreover, based on our current development plans and related assumptions, we believe our current cash position is sufficient to fund our key solid tumor oncology programs through generation of proof-of-concept data. We have based these estimates on plans and assumptions that may prove to be insufficient or inaccurate (for example, with respect to anticipated costs, timing or success of certain activities), and we could utilize our available capital resources sooner than we currently expect. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section.
We plan to finance our future cash needs through public or private equity or debt offerings, including under the Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC in June 2020, BD Arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all. While the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.
If adequate funds are not available from public or private equity or debt offerings on acceptable terms when needed, in order to continue the development of product candidates outside of the scope of the collaboration with Merck we may need to:
•seek strategic alliances for R&D programs when we otherwise would not, at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•enter into BD Arrangements that could require us to relinquish, or license, on potentially unfavorable terms, our rights to intellectual property, product candidates or products that we otherwise would develop or seek to commercialize ourselves.
In this regard, due to the need to conserve capital and prioritize focused execution, we are actively seeking, or intend to seek, BD Arrangements with third-party partners with sufficient resources and relevant domain expertise in order to further the clinical development, if any, of NGM621, aldafermin, NGM936 and, once termination of Merck's license is effective, MK-3655. Further development of these programs, which are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data, is primarily dependent on our ability to secure potential future BD Arrangements. However, we may not be able to enter into such BD Arrangements on acceptable terms, if at all. We face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for a BD Arrangement will depend, among other things, upon the potential partner’s evaluation of the subject product candidate and its market opportunity, our assessment of the partner’s resources and expertise and the terms and conditions of the potential BD Arrangement. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
We are also restricted under our existing Amended Collaboration Agreement with Merck, and may be restricted under future BD Arrangements, from entering into additional agreements on certain terms with potential partners. For example, under the current terms of the Amended Collaboration Agreement, we may not directly or indirectly research, develop, manufacture or commercialize, except pursuant to the Amended Collaboration Agreement, any medicine or product candidate that modulates a target then subject to the collaboration with specified activity. In addition, under the Amended Collaboration Agreement, we are prohibited from, directly or indirectly, researching, developing or commercializing any product for the treatment of heart failure with preserved ejection fraction, or HFpEF, during the research phase for the CVM-related programs.
We may not be able to raise adequate additional capital or negotiate potential future BD Arrangements on a timely basis, on acceptable terms or at all. If we are unable to do so, we may need to significantly delay, scale back or discontinue development of or abandon some or all of our product candidates, or scale back or discontinue discovery research efforts, which could have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether.
Raising additional capital may cause dilution to our existing stockholders, lead to restrictions on our operations or require us to relinquish rights to our product candidates or intellectual property.
If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise capital may be adversely impacted by the trading prices of our common stock following the announcement in October 2022 that the CATALINA trial did not meet its primary endpoint. Furthermore, any securities that we may issue may have rights senior to those of our common stock and could contain covenants or protective rights that would lead to restrictions on our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

Risks Related to Our Dependence on Third Parties
Funding from Merck under the collaboration after December 31, 2023 is expected to be minimal, and we may never realize the anticipated benefits to us of the collaboration.
As described in more detail under “Business—Licensing and Collaboration Arrangements—Merck Collaboration” in Part I, Item 1 of this Annual Report on Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Business Development and Merck Collaboration Updates” in Part II, Item 7 of this Annual Report on Form 10-K, our continuing Merck collaboration involves a complex allocation of rights, provides for certain limited R&D funding and, for remaining collaboration preclinical candidates for which Merck exercises its license option, if any, provides us with either milestone payments based on the achievement of specified clinical development, regulatory and commercial milestones and royalty-based revenue if certain product candidates are successfully commercialized or a cost and profit share arrangement with the possibility that we would provide sales representatives to co-detail the product candidates that Merck elects to advance in the United States.
The level of R&D funding we expect to receive from Merck will be limited and substantially lower on an annual basis than the funding previously provided by Merck. In this regard, for the period that started on January 1, 2023 and ends on March 31, 2024, we expect to receive funding of approximately $13.0 million in the aggregate from Merck for the ongoing activities under the Amended Collaboration Agreement and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal.
In addition, in January 2023, we announced that Merck notified us of its decision to terminate the Phase 2b trial of MK-3655 in patients with nonalcoholic steatohepatitis, or NASH, and liver fibrosis stage 2 or 3, or F2/F3, and Merck subsequently provided us with the required 90-days' notice of partial termination of the Amended Collaboration Agreement as it relates to MK-3655 and its related compounds. As a result, in late April 2023, the license rights granted to Merck in 2018 with respect to MK-3655 will revert to us and the program will become wholly-owned by us. Further development of MK-3655, once the termination is effective, is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of MK-3655 unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
Similarly, in October 2022, we announced that our Phase 2 CATALINA trial evaluating NGM621 in patients with geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD, did not meet its primary endpoint and, in December 2022, Merck notified us that it would not exercise its option to license NGM621 and its related compounds or the related ophthalmology bundle option and, as a result, those options expired unexercised in January 2023. Further, Merck did not elect for us to continue to conduct R&D on any compounds from our other ophthalmology programs that were subject to the collaboration, which are preclinical and directed to undisclosed targets. Such an election would have resulted in an extended or tail period in which Merck would continue to fund our R&D of such ophthalmology compounds. Because Merck did not make such an election, we do not have any funding from Merck to pursue such ophthalmology programs after we complete certain wind down activities related to NGM621, and if we choose to develop these programs further, we will be responsible for funding them. As a result, while our ophthalmology programs, including NGM621, are now wholly-owned by us, further development of those programs is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM621 or the preclinical ophthalmology programs unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
We do not know whether Merck will elect to exercise its option to license any CVM-related preclinical candidates that remain subject to the collaboration. Accordingly, the anticipated benefits to us of the collaboration with Merck may never be realized and it possible that the Amended Collaboration Agreement will be terminated without Merck exercising its option to license any other programs or product candidates.
Moreover, under the Amended Collaboration Agreement, Merck has the unilateral right to terminate all or part of the agreement at certain times and under certain circumstances. Merck also may unilaterally terminate its R&D funding for programs that remain within the scope of the collaboration if we are acquired by a third party or in the event of an uncured material breach by us. Subject to certain limitations, Merck may partially terminate the Amended Collaboration Agreement for convenience as it relates to any future licensed program, as they did with respect to MK-3655 in January 2023 (effective in late April 2023) and with respect to our growth differentiation factor 15, or GDF15, agonist program, which included product candidates NGM395 and NGM386, in 2019. Merck may also unilaterally terminate the Amended Collaboration Agreement as it relates to its rights to research and develop small molecule compounds. It may also unilaterally terminate the Amended Collaboration Agreement with respect to a specific licensed program in the event of an uncured material breach by us. If Merck terminates a program as a result of our uncured material breach, then we would lose our option to participate in a global cost and profit share arrangement if not yet exercised as of the time of termination and lose our co-detailing option (whether or not exercised as of that time) for the relevant licensed program.
If Merck terminates funding or terminates the Amended Collaboration Agreement, it could delay or preclude our ability to further our CVM-related research programs, which could materially and adversely affect our business. In addition, in the event that Merck decides to take over any CVM-related preclinical candidates that remain within the scope of the collaboration for development during any tail period, or exercises its license option for any such preclinical candidate, we could be subject to disputes with Merck with respect to their obligation to use commercially reasonable efforts with respect to the development and commercialization of the affected product candidate, and we could otherwise be subject to disputes with Merck over the scope of the parties’ respective rights under the Amended Collaboration Agreement, any of which could delay or preclude the development or commercialization of the affected product candidate and involve us in costly and time-consuming arbitration and litigation, which could divert management attention and resources and otherwise negatively affect our business and operations.
We may depend in the future on BD Arrangements with third-party partners for the development and commercialization of our product candidates and for revenue. If we are unable to secure those BD Arrangements on beneficial terms, if at all, or if any such future arrangements are not successful, we may not be able to capitalize on the market potential of our product candidates or continue their development.
Pursuing BD arrangements has been and is expected to continue to be a key component of our strategy, and we are actively seeking, or intend to seek, BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our product candidates. While we may opportunistically consider BD Arrangements to advance development of our key solid tumor oncology programs, the further development of other programs in our pipeline, including NGM621, aldafermin, NGM936 and, once termination of Merck's license is effective, MK-3655, is primarily dependent on our ability to secure potential future BD Arrangements for these programs. Due to the need to conserve capital and prioritize focused execution and unless our portfolio prioritization changes, if we are unable to secure BD Arrangements for these programs on beneficial terms, if at all, we are unlikely to be able to advance their development unless our portfolio prioritization changes and may discontinue or abandon any or all of these programs altogether, in which case we will not realize any return on our investments in these programs. Even if we are successful in entering into any BD Arrangements with third-party partners for our programs, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of the applicable product candidates. Our ability to generate revenue from any such arrangement will depend on the specific financial terms we reach with any partner, as well as each of our partners’ abilities to successfully perform the functions assigned to them in such arrangement towards developing, seeking regulatory approval for and commercializing our product candidates.
BD Arrangements involving our product candidates pose risks to us, including the following:
•Partners have significant discretion in determining the efforts and resources that they will apply to these arrangements. For example, under the terms of the collaboration with Merck, if Merck exercises its option to acquire an exclusive license for any CVM-related preclinical candidate that remains within the scope of the collaboration, our ability to influence the resources Merck devotes to such candidate are substantially reduced until such time, if any, that we exercise our right to participate in a cost and profit share arrangement. Even after we exercise that right to participate in a cost and profit share arrangement, our ability to influence Merck will be limited.
•Partners might opt not to pursue development and commercialization of our product candidates or not to continue or renew development or commercialization programs based on clinical trial results, changes in the partner’s strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities. For example, in June 2021, we and Merck entered into the Amended Collaboration Agreement that covers a narrower scope, focused primarily on ophthalmology- and CVM-related therapeutic areas, than had been covered under the original collaboration agreement we entered into with Merck in 2015. In addition, under the terms of the Amended Collaboration Agreement, it is possible for Merck to unilaterally terminate and any other future licensed program, if any, (whether or not we have exercised our cost and profit share option) upon prior written notice, such as it did for NGM386 and NGM395 in 2019 and most recently in its notice of termination for MK-3655 (effective late April 2023), without triggering a termination of the remainder of the Amended Collaboration Agreement. Moreover, Merck might also opt not to designate any collaboration preclinical candidates for further development during the tail period following the end of the research phase or exercise any of its options to acquire a license to a product candidate, as it did with respect to the preclinical ophthalmology product candidates.
•Partners may delay clinical trials, provide insufficient funding for a clinical trial program, request the suspension or termination of a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing.
•Partners could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
•A partner with marketing and distribution rights might not commit sufficient resources to the marketing and distribution of our product candidates.
•Partners might not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation.
•Disputes may arise between the partners and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources.
•We may lose certain valuable rights under circumstances identified in our BD Arrangements, including, in the case of our collaboration with Merck, if we undergo a change in control.
•BD Arrangements might be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
•BD Arrangements might not lead to development or commercialization of product candidates in the most efficient manner, or at all. If a present or future partner of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such arrangement could be delayed, diminished or terminated.
We may not be able to obtain and maintain the relationships with third parties that are necessary to develop, commercialize and manufacture some or all of our product candidates.
In addition to our dependence on any potential future partners, we expect to depend on other third parties, including contract research organizations, or CROs, clinical data management organizations, clinical investigators, contract manufacturing organizations/contract development and manufacturing organizations, or CMOs, and other third-party partners and service providers to support our discovery efforts, to formulate product candidates, to conduct our clinical trials and certain aspects of our research and preclinical studies, to manufacture clinical and commercial-scale quantities of our drug substances and drug products and to market, sell and distribute any products we successfully develop and for which we obtain regulatory approval. Any problems we experience with any of these third parties could delay our research efforts or the development, manufacturing or commercialization of our product candidates or any future products, which could harm our results of operations. For more information, see the risk factors titled “We rely completely on CMOs for the manufacture of our product candidates, and we are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products" and “We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.”
We cannot guarantee that we or, as applicable, any of our partners will be able to successfully negotiate agreements for, and maintain relationships with, third-party partners and service providers on favorable terms, if at all. If we or any of our partners are unable to obtain and maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates, which will, in turn, adversely affect our business. If we or any of our partners need to enter into alternative arrangements, it would delay our product development and, if applicable, commercialization activities and such alternative arrangements may not be available on terms acceptable to us.
We expect to continue to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, our reliance on these third parties for R&D activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. However, we cannot control the amount or timing of resources our partners will devote to our R&D programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials or other R&D activities in accordance with regulatory requirements, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize any approved products. In addition, we base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf and, if their estimates are not accurate, it could negatively affect the accuracy of our financial statements.
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
•the negative consequences of our CMOs’ failure to qualify upon an audit by regulatory authorities, by us or by our partners;

•our CMOs’ changing strategies and business priorities, which can affect the availability of facilities where we intend to manufacture our product candidates; and
•our CMOs’ manufacturing facilities being adversely affected by labor, raw material and component shortages, turnover of qualified staff or financial difficulties of their owners or operators, including as a result of the effects of the ongoing COVID-19 pandemic, or by natural disasters, power failures, local political unrest or other factors.
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
We also have a single source of supply for most of our product candidates, including the drug substances used in manufacturing them. Single sourcing minimizes our leverage with our CMOs, who may take advantage of our reliance on them to increase the pricing of their manufacturing services or require us to change our intended manufacturing plans based on their strategies and priorities. Single sourcing also imposes a risk of interruption or delays in supply in the event of manufacturing, quality or compliance difficulties and/or other difficulties in timely supplying us with materials. For example, our investigational new drug application, or IND, submissions for NGM438 and NGM831 were delayed due to challenges at one of our CMOs, primarily related to analytical method qualification and release testing for those product candidates. It is possible that we could experience further supply-related delays that would adversely affect our ability to commence first-in-human testing of product candidates on our anticipated timing. Moreover, we do not currently have arrangements in place for redundant supply for drug substance or drug product. If one of our suppliers fails or refuses to supply us for any reason or we otherwise choose to engage a new supplier for one or more of our product candidates, including a second source supplier to mitigate the risks of single-source supply, it would take a significant amount of time and cost to implement and execute the necessary technology transfer to, and qualification of, a new supplier. The FDA or comparable foreign health authority must approve manufacturers of drug substance and drug product. If there are any delays in qualifying new suppliers or facilities or a new supplier is unable to meet the requirements of the FDA or comparable foreign health authority for approval, there could be a shortage of drug substance or drug product for use in clinical trials with respect to the affected product candidates.
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
In addition, our CMOs’ facilities and operations have been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff and the operations of our CMOs may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise. For a discussion of how the COVID-19 pandemic has affected or may affect drug or related component supplies for our clinical trials, refer to the risk factor titled “Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, including the COVID-19 pandemic.” Changes in economic conditions, supply chain constraints, labor, raw material and component shortages and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, could also lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs.
Our product candidates other than NGM621 and aldafermin are currently solely manufactured at a facility in Lithuania. Following Russia's invasion of Ukraine in February 2022, the response from the United States and its allies has included both significant sanctions and NATO's deployment of additional military forces to Eastern Europe, including to Lithuania. The ongoing conflict between Russia and Ukraine and the retaliatory measures taken or that may be taken by the United States, NATO and others, including significant sanctions against Russia, create global security concerns and regional instability, including due to the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
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
We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates outside of the Merck collaboration, or to commercialize products subject to the Merck collaboration for which we may in the future exercise our co-detailing rights in the United States, if any, or for which Merck decides not to exercise its license option, we must either develop our own sales, marketing and distribution capabilities or make arrangements with third parties to perform these services for us. If we exercise our co-detailing rights in the United States with respect to the Merck collaboration, we will be responsible for the costs of fielding such a sales force, subject to partial offset pursuant to the formula by which profits are allocated, and the risks of attracting, retaining, motivating and ensuring the compliance of such a sales force with the various requirements of the Merck collaboration and applicable law. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates, which would adversely affect our business, operating results and prospects.
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
•delays in patient enrollment and other key trial activities, including as a result of the effects of the ongoing COVID-19 pandemic and of the significant competition for recruiting patients with cancer in clinical trials;
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
•our ability to hire and retain key R&D personnel; or
•the placement of a clinical hold on a trial by the FDA or comparable foreign health authorities.

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
Our product candidates are in early stages of development, with our most advanced product candidates only in Phase 2 development. Before obtaining marketing approval from health authorities for the sale of our product candidates, we or our partners must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Preclinical studies and clinical trials are expensive, take several years to complete and may not yield results that support further clinical development or product approvals. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because we have limited experience designing clinical trials, we may be unable to design and execute a clinical trial to support regulatory approval.
In addition, there is a high failure rate for drugs and biologic products proceeding through clinical trials and failure can occur at any stage of testing. For example, despite the results of preclinical and Phase 1 studies of NGM621, our Phase 2 CATALINA clinical trial evaluating NGM621 in patients with GA secondary to AMD did not meet its primary endpoint. Since Merck did not elect to exercise its option to license NGM621 and its related compounds, further development of NGM621 is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM621 unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
Similarly, our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with F2/F3 NASH did not meet its primary endpoint and, as a result, we decided to suspend further development of aldafermin in patients with F2/F3 NASH, allowing for the reallocation of resources to advancing our other programs. While we continued, and have completed, enrollment in our Phase 2b ALPINE 4 clinical trial of aldafermin in patients with compensated cirrhosis due to NASH (liver fibrosis stage 4, or F4, by the NASH Clinical Research Network classification), we updated the design of the ALPINE 4 trial, elevating the Enhanced Liver Fibrosis, or ELF, test, a reproducible, quantitative non-invasive liver prognostic test that evaluates liver fibrosis and correlates to liver-related outcomes, to be the primary endpoint for the trial. The ELF test is a composite blood test measuring the presence of three biomarkers associated with liver matrix metabolism. Liver biopsy data will also be measured and reported as a secondary endpoint upon completion of the trial. For more information, refer to the risk factor titled “Aldafermin is, and MK-3655 was, being developed, for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing, cost and potential success of their continued clinical development, if any, and regulatory approval for the treatment of NASH, or otherwise.”
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
In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In any event, it is impossible to predict when or if any of our product candidates will prove safe and effective in humans or will receive regulatory approval. If we are unable to successfully discover, develop or enable our partners to develop drugs that regulatory authorities deem effective and safe in humans, we will not have a viable business.
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
Patients experienced, and we reported, serious adverse events, or SAEs, in the treatment arms of our completed trials of MK-3655, NGM621 and aldafermin. We expect that patients in our clinical trials, including those that are sham- or placebo-controlled with some patients not receiving study drug, will continue to experience adverse events and SAEs and we will continue to monitor those SAEs for any signals of concern regarding the safety and tolerability of our product candidates. For example, cancer patients enrolled in our ongoing clinical trials of NGM120, NGM707, NGM831 and NGM438, many of whom are suffering from advanced life-threatening illness, have experienced, and we expect will continue to experience, SAEs and other adverse events, which may or may not be drug-related. If patients in any of our clinical trials experience a high or unacceptable severity and prevalence of side effects, including particularly SAEs, it could affect patient recruitment or the ability of enrolled patients to complete their treatment in a clinical trial, it may result in a regulatory authority putting a clinical hold on the clinical trial or it may result in failure to obtain regulatory approval for our product candidates or product liability claims.
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
Our product candidates are protein or antibody therapeutics. Protein and antibody therapeutics can sometimes induce host immune responses that can cause the production of anti-drug antibodies, or ADAs. In some cases, ADAs have no effect. In other cases, ADAs may neutralize the effectiveness of the product candidate, can require that higher doses be used to obtain a therapeutic effect or can cross react with substances naturally occurring in a subject’s body, which can cause unintended effects, including potential impacts on efficacy and adverse events. Some patients treated with aldafermin in our completed clinical trials have developed ADAs against aldafermin and, in some cases, those antibodies were neutralizing or appeared to cross react with the patient’s naturally occurring FGF19. We developed an assay to measure the presence of ADAs against aldafermin for our ongoing NASH program, which we are using to test patient samples and which will need to be evaluated by regulatory agencies. The presence of ADAs was also observed in our Phase 1 MK-3655 trial. If we are required to undertake substantial additional testing as a result of the detection of ADAs in subjects using aldafermin, MK-3655 or any other product candidate, the costs of our clinical trials may increase. If we determine that ADAs are causing safety or efficacy concerns when using any of our product candidates, we may need to delay or halt clinical trials of our product candidates and the affected product candidates may never obtain regulatory approval. We cannot provide assurance that the detection of ADAs will not be higher than we have observed historically or that observed rates will not later be found to limit drug exposure or cause adverse safety events, or that the detection of ADAs will not otherwise result in the non-approvability of any of our product candidates.
NGM621 had been delivered to clinical sites in vials and then administered to patients using commercially available single-use syringes. The manufacturer of a commercially available single-use syringe widely used by ophthalmologists for intravitreal, or IVT, injections, including investigators in the Phase 2 CATALINA trial, issued a notice that such single-use syringes should not be used for ocular medications due to an increased potential for adverse eye conditions. While we have not experienced any safety concerns in our completed NGM621 clinical trials relating to syringe use, we communicated with the FDA and our study investigators regarding this issue and this issue could preclude or delay any efforts to partner our NGM621 program.
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

Aldafermin is, and MK-3655 was, being developed for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing, cost and potential success of their continued clinical development, if any, and regulatory approval for the treatment of NASH, or otherwise.
We are developing aldafermin, and MK-3655 was in development by Merck, for the treatment of NASH, an indication for which there are no approved products. Implementation of new, or changes to, guidance or interpretations from the FDA or comparable foreign health authorities with respect to approval pathways, such as draft guidance documents from the FDA for the development of products for the treatment of NASH that issued in 2018 and 2019 and from the European Medicines Agency, or EMA, that issued in 2018, may impact the path for regulatory approval for NASH therapies. Further, as we and other companies advance clinical trials for potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve as companies refine their regulatory approval strategies and interact with health authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot currently predict. We updated the design of the ALPINE 4 trial of aldafermin, elevating the ELF test to be the primary endpoint for the trial. Neither the ELF test, nor any other surrogate biomarker endpoints, are currently endorsed by the FDA or EMA as sufficient for granting regulatory approval of products being developed for the treatment of compensated cirrhosis due to NASH (stage F4) and therefore may not be able to be used as a primary endpoint in potential future Phase 3 trials to support regulatory approval for aldafermin.
In addition, certain of our competitors have experienced regulatory setbacks for NASH therapies following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for NASH therapies generally or for aldafermin and MK-3655 in particular. If the clinical trials for aldafermin and MK-3655 are not designed in a manner that, even if successful, support regulatory approval due to shifting approval pathways or for other reasons, those product candidates may be delayed in obtaining approval or may never be approved, which could have a material adverse effect on our business, operating results and prospects. Moreover, the above factors could make it difficult or preclude altogether our ability to secure potential future partners necessary to further the development of aldafermin and MK-3655 in NASH or otherwise.
As a result of the above, the future development of aldafermin and MK-3655 in patients with NASH is substantially uncertain and could be discontinued altogether, in which case, we will not receive any return on our investments in these programs.
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
We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development and potential commercialization. We may make incorrect determinations in allocating resources among these product candidates. Our decisions to allocate our R&D, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. For example, our key pipeline programs in active development include product candidates in solid tumor oncology, and we are focusing most of our execution efforts and resources on these programs, intending to mainly advance them in generation of proof-of-concept data internally. However, our focus on the solid tumor oncology therapeutic area may be unsuccessful and may never lead to the development of viable commercial products. Similarly, our decisions to delay or terminate drug development programs, such as our decision to suspend development activities related to multiple metabolic disease product candidates and for aldafermin in patients with F2/F3 NASH to concentrate our resources elsewhere, also may be incorrect and could cause us to miss valuable opportunities.
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
There is intense competition for qualified personnel, including management, in the technical fields in which we operate, particularly in the oncology field, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and future commercialization, if any, of our product candidates. We recruit for talent in the biotechnology and pharmaceutical industry in the San Francisco Bay Area, which is one of the most competitive and highest cost labor market in the United States and periodically experiences higher turnover rates than other industries. For example, in 2022, we continued to experience a challenging recruiting environment with relatively high rates of employees leaving the company to pursue other opportunities, particularly in the first three quarters of the year.
Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. The labor market tightened significantly after the beginning of the ongoing COVID-19 pandemic. During the first couple of years of the COVID-19 pandemic, we experienced employee attrition at rates higher than we experienced historically, which may recur and could have a negative impact on our productivity. If we are unable to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical and biotechnology companies are pursuing the development or marketing of pharmaceuticals that seek to treat the same diseases that we are pursuing with our most advanced product candidates, particularly in the oncology field. Some of these pharmaceuticals in development are active, or seek to be active, against the same targets that our product candidates are engineered to effect, including the targets that are the focus of our immuno-oncology candidates, ILT2, ILT3, ILT4 and LAIR1. It is probable that the number of companies seeking to develop products and therapies for the treatment of cancer, retinal diseases and liver and metabolic diseases will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval and approval or marketing authorization from comparable health authorities such as the European Commission for superior products or for other products that would compete with our product candidates. Many of our competitors have established distribution channels and commercial infrastructure to support the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaboration or partnering relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaboration or partnering arrangements with large, established companies.
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
Although we believe there are no FDA- or European Commission-approved therapies that specifically target the signaling pathways that our current product candidates are designed to modulate or inhibit, there are numerous currently approved therapies for treating the same diseases or indications (other than NASH or GA) for which our product candidates may be useful and many of these currently approved therapies act through mechanisms similar to our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products, including branded generic products. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development. For more information regarding the competition that our most advanced product candidates face, or may face, see the discussion of specific competition for each product candidate in “Business-Our Pipeline Programs” in this Annual Report on Form 10-K.
In February 2023, Apellis Pharmaceuticals, Inc., or Apellis, announced that the FDA approved SYFOVRE™ (pegcetacoplan injection) for the treatment of GA secondary to AMD. Apellis' regulatory approval for pegcetacoplan injection may affect future late-stage clinical trial designs, if any, and require added clinical development expense. Iveric bio, Inc.’s, or Iveric's, avacincaptad pegol, a PEGylated aptamer inhibitor of complement C5, completed a Phase 2/3 clinical trial that demonstrated statistically significant reductions in the rate of GA lesion area growth in the avacincaptad pegol arm versus the sham arm. In February 2023, Iveric announced that the FDA had accepted its NDA for avacincaptad pegol. Even if we are successful in securing a future BD Arrangement for the NGM621 program, which may not occur in a timely manner or at all, and our partner obtains regulatory approval of NGM621, which is substantially uncertain given the failure to meet the primary endpoint in the CATALINA trial, NGM621 may not be able to compete effectively against pegcetacoplan and avacincaptad pegol, which could adversely affect our future revenues and business prospects in the event we are able to successfully partner the program.
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
For example, aldafermin is currently administered via a once-daily subcutaneous injection, which may negatively impact market acceptance of an approved aldafermin product, if any. In addition, refer to the risk factor titled “Our product candidates may cause undesirable side effects or adverse events or have other properties or safety risks, which could delay or prevent continued clinical development or their regulatory approval or limit the commercial profile of any approved label." If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.
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

Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, private health insurers, health maintenance organizations and other organizations, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drug products. We cannot be sure that coverage and reimbursement will be available for any product that we or our partners commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or our partners obtain regulatory approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we and our partners may not be able to successfully commercialize any product candidate for which marketing approval is obtained.
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
For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive legislation repealing the ACA, such legislation may be reintroduced. Members of Congress have introduced legislation to modify or replace certain provisions of the ACA. It is unclear how these efforts to repeal and/or replace the ACA will impact the ACA and our business. For example, the Tax Cuts and Jobs Act, or the 2017 Tax Act, repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the United States Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA and IRA may be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures may impact the ACA or IRA, increase the pressure on drug pricing or limit the availability of coverage and adequate reimbursement for our product candidates, which would adversely affect our business.
There has also been increasing executive, legislative and enforcement interest in the United States with respect to drug pricing practices. There have been U.S. congressional inquiries, presidential executive orders and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in an executive order, the administration of President Biden expressed its intent to pursue certain policy initiatives to reduce drug prices and, in response, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to lower drug prices. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
In many countries outside the United States, government-sponsored healthcare systems are the primary payors for drugs. With increasing budgetary constraints and/or difficulty in understanding the value of medicines, governments and payors in many countries are applying a variety of measures to exert downward price pressure and we expect that legislators, policy makers and healthcare insurance funds in the EU Member States will continue to propose and implement cost cutting measures. These measures include mandatory price controls, price referencing, therapeutic-reference pricing, increases in mandates, incentives for generic substitution and biosimilar usage, government-mandated price cuts, limitations on coverage of target population and introduction of volume caps.
Many countries implement health technology assessment, or HTA, procedures that use formal economic metrics such as cost-effectiveness to determine prices, coverage and reimbursement of new therapies. These assessments are increasingly implemented in established and emerging markets. In the EU, the newly-adopted Regulation (EU) 2021/2282 on Health Technology Assessment, or HTA Regulation, which will become effective in January 2025, will allow EU member states to use common HTA tools, methodologies and procedures to conduct joint clinical assessments and joint scientific consultations whereby HTA authorities may provide advice to health technology developers. Each EU member state will, however, remain exclusively competent for assessing the relative effectiveness of health technologies and making pricing and reimbursement decisions. Given that the extent to which pricing and reimbursement decisions are influenced by the HTA process currently varies between EU member states, it is possible that our products may be subject to favorable pricing and reimbursement status only in certain EU countries. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, including following periodic review, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. Moreover, in order to obtain reimbursement for our products in some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Efforts to generate additional data for the HTA process will involve additional expenses which may substantially increase the cost of commercializing and marketing our products in certain EU member states.

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
Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial sites are located outside of the United States. Furthermore, if we, Merck or any future partner succeeds in developing any of our product candidates, we intend to market them in the EU and other jurisdictions in addition to the United States. If approved, we, Merck or any future partner may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of challenges and risks, including but not limited to:
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
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of inflation and local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political, geopolitical and economic instability, including wars such as the conflict between Russia and Ukraine, terrorism and political unrest, disease outbreaks, epidemics and pandemics, including COVID-19 and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we or our partner commercializes any resulting products. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we or our partner obtains marketing approval. Our arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products for which we or our partner obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
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
Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, including the COVID-19 pandemic.
Disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, in regions where we have concentrations of clinical trial sites or other business operations could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of third-party manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics have negative impacts on our ability to initiate new clinical trial sites, to enroll new patients and to maintain existing patients who are participating in our clinical trials, which may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. For example, our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures was impacted by COVID-19 quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. In addition, during the COVID-19 pandemic, we experienced, from time to time, a slower pace of clinical site initiation and clinical trial enrollment and a higher subject dropout rate than originally anticipated in certain of our clinical trials, which we believe may have been due to factors such as the vulnerability of our studied patient populations, site staff shortages, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors.
General supply chain issues may be exacerbated during disease outbreaks, epidemics and pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. For example, in 2022 we were made aware of a shortage of tubes required for taking blood samples, requiring the use of tubes of a different size from those specified in one of our protocols. In addition, our CMOs’ facilities and operations have been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff during the COVID-19 pandemic. These difficulties have resulted in some delays in early development timelines and we could experience more significant disruptions to our supply chain and operations as a result of disease outbreaks, epidemics or pandemics in the future. If our CMOs are required to obtain an alternative source of certain raw materials and components, for example, additional testing, validation activities and regulatory approvals may be required which can also have a negative impact on timelines. Any associated delays in the manufacturing and supply of drug substance and drug product for our clinical trials could adversely affect our ability to conduct ongoing and future clinical trials of our product candidates on our anticipated development timelines. Likewise, the operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise. For example, early in the COVID-19 pandemic, our aldafermin drug product CMO advised us that it could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines. If any of our CMOs or raw materials or components suppliers become subject to acts or orders of U.S. or foreign government entities to allocate or prioritize manufacturing capacity, raw materials or components to the manufacture or distribution of vaccines or medical supplies needed to test or treat patients in a disease outbreak, epidemic or pandemic, this could delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.
Moreover, COVID-19 continues to evolve, and the extent to which COVID-19 may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence, infectiousness and severity of new variants, travel restrictions, quarantines and social distancing in the United States and other countries, business closures or business disruptions, global supply challenges, and the effectiveness of actions in the United States and other countries to contain and treat the disease. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. To the extent the effects of the continuing COVID-19 pandemic, or any future disease outbreak, epidemic or pandemic, adversely affects our business and results of operations, it also may have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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
Many agents in development for NASH have, or are expected to, opt for an accelerated approval pathway and rely on surrogate endpoints for initial approval. If we or a future partner seek accelerated approval for one of our product candidates based on a surrogate endpoint, the FDA may not accept such endpoint, may require additional studies or analysis or may not approve our product candidate on an accelerated basis, or at all. For example, in June 2020, Intercept Pharmaceuticals, Inc., or Intercept, announced that it had received a complete response letter regarding its new drug application, or NDA, for obeticholic acid for the treatment of NASH, in which the FDA indicated that it had determined that the predicted benefit of obeticholic acid based on a surrogate histopathologic endpoint was uncertain and did not sufficiently outweigh the potential risks to support accelerated approval for the treatment of patients with liver fibrosis due to NASH. The FDA recommended that Intercept submit additional post-interim analysis efficacy and safety data from its ongoing Phase 3 study in support of potential accelerated approval and that the long-term outcomes phase of the study should continue. In addition, if full approval is granted for another product in the same indication for which we are seeking accelerated approval for one of our product candidates, the accelerated approval pathway may no longer be available to us or a future partner for our product candidate.
In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the United States.
Sponsors that benefit from PRIME designation are potentially eligible for accelerated assessment of their marketing authorization applications, although this is not guaranteed. If a product for which PRIME designation was granted is the subject of an accelerated assessment, the product may be placed on the market in the EU before our product candidate with a similar therapeutic indication.
Our failure to obtain health authority approval in foreign jurisdictions would prevent us from marketing our product candidates outside the United States.
If we or our partners succeed in developing any products, we intend to market them in the EU and other foreign jurisdictions in addition to the United States. In order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product pricing and reimbursement approvals before health authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by health authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. If we fail to obtain approval of any of our product candidates by health authorities in another country, we will be unable to commercialize our product in that country, and the commercial prospects of that product candidate and our business prospects could decline.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.
Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign health authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and comparable foreign health authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign health authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Failure to comply with any related obligations may result in the suspension or withdrawal of an obtained approval and in civil and/or criminal penalties. Receipt of approval for narrower indications than sought, restrictions on marketing through a REMS or similar strategy imposed in an EU member state or other foreign country, or significant labeling restrictions or requirements in an approved label such as a boxed warning, could have a negative impact on our ability to recoup our R&D costs and to successfully commercialize that product, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the United States, the EU, or other countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of our products could be materially adversely affected.
In addition, manufacturers of drug substance and drug products and their facilities are subject to continual review and periodic inspections by the FDA and comparable foreign health authorities for compliance with current Good Manufacturing Practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, or if our product candidates are found to cause undesirable or unacceptable side effects, a regulatory agency may:
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
In the EU, the advertising and promotion of medicinal products are subject to both EU and EU member state laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities in connection with a marketing authorization. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU.
Failure to comply with EU, EU member state, and other country laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of a marketing authorization, or with other applicable regulatory requirements, may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties. In addition, legislation adopted at the EU level may be implemented differently by individual member states. These regulations, and their differing implementations in member states, increase our legal and financial compliance costs and may make some activities more time-consuming and expensive.
Even if we are able to obtain regulatory approvals for any of our product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted.
Even if we receive regulatory approval for any of our product candidates, we will have tested them in only a small number of patients during our clinical trials. If an application for marketing is approved for any of our product candidates and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, health authorities may revoke their approvals. If aldafermin is approved by the FDA based on a surrogate endpoint pursuant to accelerated approval regulations (Subpart E regulations), we will be required to conduct additional clinical trials establishing clinical benefit on the ultimate outcome of NASH. Additionally, we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities for our product candidates. Equivalent obligations could be imposed by the foreign health authorities. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

Risks Related to Our Intellectual Property
Our success depends in significant part upon our ability to obtain and maintain intellectual property protection for our products and technologies.
Our success depends in significant part on our ability and the ability of our current or future licensors, licensees, partners or collaborators to establish and maintain adequate intellectual property covering the product candidates that we plan to develop. In addition to taking other steps designed to protect our intellectual property, we have applied for, and intend to continue applying for, patents with claims covering our technologies, processes and product candidates when and where we deem it appropriate to do so. However, the patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees, partners or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current or future licensors, licensees, partners or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection for them. Pending and future patent applications filed by us or our current or future licensors’, licensees’, partners' or collaborators’ may not result in patents being issued that protect our technology or product candidates, or products resulting therefrom, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products.
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
Similar to other biotechnology companies, our patent position is generally highly uncertain and involves complex legal and factual questions. In this regard, we cannot be certain that we or our current or future licensors, licensees, partners or collaborators were the first to make an invention, or the first inventors to file a patent application claiming an invention in our owned or licensed patents or pending patent applications. In addition, even if patents are issued, given the amount of time required for the development, testing and regulatory review of our product candidates, any patents protecting such candidates might expire before or shortly after the resulting products are commercialized. Moreover, the laws and regulations governing patents could change in unpredictable ways that could weaken the ability of us and our current or future licensors, licensees, partners or collaborators to obtain new patents or to enforce existing patents and patents we may obtain in the future. In any event, the issuance, scope, validity, enforceability and commercial value of our patent rights and those of our current or future licensors, licensees, partners or collaborators are highly uncertain and may not effectively prevent others from commercializing competitive technologies and products.
In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology that we license from or license to third parties and may be reliant on our current or future licensors, licensees, partners or collaborators to perform these activities, which means that these patent applications may not be prosecuted, and these patents may not be enforced, in a manner consistent with the best interests of our business. If our current or future licensors, licensees, partners or collaborators fail to establish, maintain, protect or enforce such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current or future licensors, licensees, partners or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.
In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as broad or effective as that in the United States and we may be unable to acquire and enforce intellectual property rights outside the United States to the same extent as in the United States, if at all. Accordingly, our efforts, and those of our licensors, licensees, partners or collaborators, to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.
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
Our commercial success depends upon our ability, and the ability of our current and future licensors, licensees, partners and collaborators, to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights that are important or necessary to the development of our products. As a result, we are a party to a number of technology and patent licenses that are important to our business, and we expect to enter into additional licenses in the future. If we fail to comply with the obligations under these agreements, including payment and diligence obligations, our licensors may have the right to terminate these agreements. In the event of a termination of these agreements, we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or to engage in any other activities necessary to our business that require the freedom-to-operate afforded by the agreements, or we may face other penalties under the agreements. For example, we are party to license agreements with multiple vendors, including our licenses with Horizon Discovery Ltd. and Lonza Sales AG, under which we license cell lines and other technology used to produce multiple product candidates, including some that are currently subject to our collaboration with Merck. We require prior consent from some of these vendors to grant sub-licenses under these agreements. Therefore, these vendors may be able to prevent us from granting sub-licenses to third parties, which could affect our ability or Merck’s ability to use certain desired manufacturers in order to manufacture our product candidates. In the event of a termination of our license agreements, our ability or Merck’s ability to manufacture or develop any product candidates covered by these agreements may be limited or halted unless we can develop or obtain the rights to technology necessary to produce these product candidates.
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
Third parties may infringe patents or misappropriate or otherwise violate intellectual property rights owned or controlled by us or our current or future licensors, licensees, partners or collaborators. In the future, it may be necessary to initiate legal proceedings to enforce or defend these intellectual property rights, to protect trade secrets or to determine the validity or scope of intellectual property rights that are owned or controlled by us or our current or future licensors, licensees, partners or collaborators. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results.
If we or our current or future licensors, licensees, partners or collaborators initiated legal proceedings against a third party to enforce a patent covering a product candidate, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or USPTO, or made a misleading statement during prosecution. In an infringement or declaratory judgment proceeding, a court may decide that a patent owned by or licensed to us or our current or future licensors, licensees, partners or collaborators is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent does not cover the technology in question. An adverse result in any litigation proceeding could put one or more of the patents at risk of being invalidated, narrowed, held unenforceable or interpreted in such a manner that would not preclude third parties from entering the market with competing products.
Third parties may initiate legal proceedings against us or our current or future licensors, licensees, partners or collaborators to challenge the validity or scope of intellectual property rights we own or control. For example, generic or biosimilar drug manufacturers or other competitors or third parties may challenge the scope, validity or enforceability of patents owned or controlled by us or our current or future licensors, licensees, partners or collaborators. These proceedings can be expensive and time-consuming, and many of our adversaries may have the ability to dedicate substantially greater resources to prosecuting these legal actions than us. Accordingly, despite our efforts, we or our current or future licensors, licensees, partners or collaborators may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own, control or have rights to, particularly in countries where the laws may not protect those rights as fully as in the United States.
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
Third-party pre-issuance submission of prior art to the USPTO, opposition, derivation, revocation, reexamination, inter partes review or interference proceedings, or other pre-issuance or post-grant proceedings, as well as other patent office proceedings or litigation in the United States or other jurisdictions brought by third parties against patents or patent applications owned or controlled by us or our current or future licensors, licensees, partners or collaborators, may be necessary to determine the inventorship, priority, patentability or validity of these patents or patent applications. An unfavorable outcome could leave our technology or product candidates without patent protection and allow third parties to commercialize our technology or product candidates without payment to us. Additionally, potential licensees, partners or collaborators could be dissuaded from collaborating with us to license, develop or commercialize current or future product candidates if the breadth or strength of protection provided by our patents and patent applications is threatened. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees.
Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of the third-party intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Third parties may initiate legal proceedings against us or our current or future licensors, licensees, partners or collaborators alleging that we infringe their intellectual property rights. Alternatively, we may initiate legal proceedings to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, revocations, reexaminations, inter partes review or derivation proceedings before the USPTO or its counterparts in other jurisdictions. In this regard, we are aware of several third-party patents and patent applications containing claims directed to compositions-of-matter, methods of use and related subject matter, some of which pertain, at least in part, to subject matter that might be relevant to our product candidates. These proceedings can be expensive and time-consuming, and many of our adversaries may have the ability to dedicate substantially greater resources to prosecuting these legal actions than us.
In addition, we may be subject to claims that we or our employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer, or that third parties have an interest in our patents as an inventor or co-inventor. Likewise, we and our current or future licensors, licensees, partners or collaborators may be subject to claims that former employees, partners, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against these claims.
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
An unfavorable outcome in any such proceeding could require us and our current or future licensors, licensees, partners or collaborators to cease using the related technology or developing or commercializing the product or product candidate, or to attempt to license rights to it from the prevailing party, which may not be available on commercially reasonable terms, or at all. Additionally, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the United States, even in jurisdictions where we or our licensors do pursue patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own competing products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States.
Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
In Europe, expected by the end of 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. It is our initial belief that the UPC, while offering a cheaper streamlined process, has potential disadvantages to patent holders, such as making a single European patent vulnerable in all jurisdictions when challenged in a single jurisdiction.
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
•our ability to raise adequate capital through public or private equity or debt offerings or negotiate potential future BD Arrangements;
•the success of competitive products or technologies, including disclosure of data by our competitors;
•regulatory actions with respect to our product candidates or our competitors’ product candidates or products;
•timeline delays in our clinical trials, including delays resulting from the effects of the ongoing global COVID-19 pandemic or otherwise;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements by us or our competitors or partners of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
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
•purchases or sales of our common stock by us, our insiders or our other stockholders;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors; and
•general economic, industry and market conditions.
In addition, the stock market in general, and The Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the effects of the ongoing COVID-19 pandemic, macroeconomic factors including inflation and rising interest rates, and geopolitical instability, including instability resulting from the conflict between Russia and Ukraine and the related sanctions imposed against Russia, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described elsewhere in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.
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
For the trading days during the nine months ended September 30, 2022, the average daily trading volume for our common stock on The Nasdaq Global Select Market was only 376,739 shares. As a result, sales of a substantial number of shares of our common stock in the public market, including pursuant to the Sales Agreement or by any of our large stockholders, or even the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, as a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Certain provisions in our agreement with Merck may also deter a change of control. For example, under the Amended Collaboration Agreement, a change of control gives Merck the right to terminate the research phase of the collaboration as well as additional rights if our acquirer is a qualifying large pharmaceutical company or has a research, development or commercialization program that competes with a program licensed by Merck, if any.
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
We collect, store and transmit proprietary, confidential and sensitive information, including personal information (such as health-related data), in the course of our business. Our technology systems and the information and data processed and stored in our technology systems or otherwise by us or on our behalf, and the technology systems of, and data accessed on our behalf by, our research collaborators, partners, CROs, CMOs, contractors, consultants and other third parties on which we depend to operate our business, may be vulnerable to security breaches, loss, damage, corruption, unauthorized access, use or disclosure or misappropriation. Such incidents may result from the actions of a wide variety of actors, including traditional hackers, our personnel or the personnel of the third parties we work with, sophisticated nation-states and nation-state-supported actors. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Threats we and third parties on which we rely may face are constantly evolving and include (without limitation) malware, viruses, software vulnerabilities and bugs, software or hardware failure, hacking, denial of service attacks, social engineering (including phishing), ransomware, inside threats, credential stuffing or other cyberattacks, telecommunications failures, earthquakes, fires, floods and similar threats. Threats such as ransomware attacks, for example, are becoming increasingly prevalent and severe. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Supply-chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Our ability to monitor third parties on whom we rely to operate our business is limited, and these third parties may be subject to, and may expose us to, cyberattacks and other security incidents.
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
On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-U.K. Trade and Cooperation Agreement, or the TCA. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA.
Among the changes that are now applied are that Great Britain (England, Scotland and Wales) are treated as a third country. Northern Ireland, with regard to EU regulations, continues to follow many aspects of EU regulatory rules. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and accept official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The eventual adoption of the Retained EU Law (Revocation and Reform) Bill that is currently going through the UK adoption procedure may, however, result in substantial change to the extent to which EU laws influence these and other actions in the UK.
After running a public consultation which ended in December 2022, the UK government unilaterally agreed to permanently accept EU batch testing and batch release. However, it is not certain whether the UK will continue this approach, particularly following adoption of the current Retained EU Law (Revocation and Reform) Bill. If the UK were to adopt an approach whereby re-testing and/or re-release in the UK would be required, this could result in increased costs. Furthermore, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a national marketing authorization. Northern Ireland, however, continues to be covered by the marketing authorizations granted by the European Commission.
The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation) and, as such, it falls within the scope of the Retained EU Law (Revocation and Reform) Bill as currently drafted. Adoption of the Retained EU Law (Revocation and Reform) Bill as currently drafted would result in the regulatory framework governing clinical trials in the UK being revoked unless Ministerial action were taken to retain or replace it. It is currently unclear to what extent the UK will seek to align its regulations with the EU following entry into application of the Clinical Trials Regulation in the EU which occurred on January 31, 2022.
Since January 1, 2021, an applicant for a marketing authorization granted by the European Commission in accordance with the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA can no longer be established in the UK. Since this date, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures to obtain a marketing authorization to market products in the UK. For an initial two-year period from January 1, 2021, MHRA could rely on a decision taken by the European Commission on the approval of a new centralized procedure marketing authorization when determining an application for a Great Britain marketing authorization, or use the MHRA’s decentralized or mutual recognition procedures which enable marketing authorizations approved in EEA countries to be granted in Great Britain. Post Brexit, the MHRA has been updating various aspects of the regulatory regime for medicinal products in the UK. These include: introducing the Innovative Licensing and Access Procedure to accelerate the time to market and facilitate patient access for innovative medicinal products; updates to the UK national approval procedure, introducing a 150-day objective for assessing applications for marketing authorizations in the UK, Great Britain and Northern Ireland and a rolling review process for marketing authorization applications (rather than a consolidated full dossier submission). In September 2022, the MHRA extended the procedure whereby it may rely on a decision taken by the European Commission when determining an application for a Great Britain marketing authorization until December 31, 2023.
Orphan designation in Great Britain following Brexit is, unlike in the EU, not a pre-marketing authorization. Applications for orphan designation are made at the same time as an application for a marketing authorization. The criteria to be granted an orphan drug designation are essentially identical to those in the EU but based on the prevalence of the condition in Great Britain. It is therefore possible that medical conditions that were or would have been designated as orphan conditions in Great Britain prior to the end of the Transition Period are or would no longer be and that conditions that were not or would not have been designated as orphan conditions in the EU will be designated as such in Great Britain.
Since a significant part of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU legislation, Brexit has the potential of materially impacting the regulatory framework with respect to the development, manufacture, approval, import and placement of our product candidates on the market in the UK and the EU. The changes effected by the TCA, as well as any future changes in the regulatory framework governing medicinal products, including the adoption of the Retain EU Law (Revocation and Reform) Bill, could increase the costs and complexity of doing business in or with the UK, which could adversely affect our business.
We are subject to rapidly changing and increasingly stringent foreign and domestic laws and regulations relating to privacy, data protection and information security. The restrictions imposed by these requirements or our actual or perceived failure to comply with them could harm our business.
We may collect, use, transfer or otherwise process proprietary, confidential and sensitive information, including personal information (including health-related data), which subjects us to numerous evolving and complex data privacy and security obligations, including various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of such information by us and on our behalf. Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal information. For example, the EU GDPR, UK GDPR and other relevant laws that govern patient confidentiality and storage of personal health data may apply to our processing of personal information from clinical trials participants and other individuals located in the European Economic Area, or EEA, and/or the UK and, if any of our product candidates are approved, we may seek to commercialize those products in the EEA and/or the UK (as applicable). Companies that violate the EU GDPR can face private litigation, prohibitions on data processing, other administrative measures, reputational damage and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. The EU GDPR requires us to, among other things: give detailed disclosures about how we collect, use and share personal information; contractually commit to data protection measures in our contracts with vendors; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information. The UK has incorporated an amended version of the EU GDPR into UK law, commonly referred to as the UK GDPR, which is independent from, but at present materially aligned with, the EU GDPR, which together with the UK Data Protection Act of 2018, or UK DPA, covers the processing of personal information of UK residents. Non-compliance with UK GDPR may result in substantially similar adverse consequences to those in relation to the EU GDPR, including monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.
On June 28, 2021, the European Commission adopted an adequacy decision permitting flows of personal data between the EU and the UK to continue without additional requirements. The UK Government also adopted a reciprocal adequacy decision in respect of EEA member states permitting flows of personal data from the UK to the EEA. However, the European Commission's UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision and remains under review by the European Commission during this period. The entry into force of the US-UK Data Access Agreement on October 3, 2022 may put at risk the European Commission’s adequacy decision granted to the UK. If such adequacy decision were to be withdrawn, personal data could not flow freely between the UK and the EU and additional safeguards would need to be adopted, which could result in additional costs for us.
The relationship between the UK and the EU in relation to certain aspects of data protection laws remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. The UK’s Data Protection and Digital Information Bill, or the Bill, was laid before the UK Parliament on July 18, 2022, introducing reforms intended to update and simplify the UK’s data protection framework, deviating from the EU GDPR. However, the Bill’s progress through Parliament is currently on pause following changes to the UK Government’s leadership. The Bill is expected to re-enter the legislative process in due course.
Certain jurisdictions have enacted data localization laws and laws restricting cross-border transfers of personal information. In particular, regulators and courts in the EEA and the UK have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses and the UK's international data transfer agreement, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.
We continue to monitor changes in data protection laws related to the cross-border transfer of personal information; however, uncertainty remains regarding any future regulations, interpretations of existing law or guidance that may be issued, particularly by the EU authorities. If we are unable to implement a valid compliance solution for cross-border transfers of personal information, or if the requirements for a legally-compliant transfer are too onerous, we will face increased exposure to significant adverse consequences, including substantial fines, regulatory actions, as well as injunctions against the export and processing of personal information from the EEA. Our inability to import personal information from the EEA, UK or Switzerland or other countries may also restrict or prohibit our clinical trial activities in those countries; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to laws restricting cross-border data transfers; require us to increase our data processing capabilities in other countries at significant expense and may otherwise negatively impact our business operations. We may also become subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as data collected through the internet of things. Depending on how these laws are interpreted, we may have to make changes to our business practices and products to comply with such obligations.
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
If we (or third parties on which we rely) fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including (without limitation): government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity and other events beyond our control, which could harm our business.
Our facilities have experienced electrical blackouts as a result of a shortage of available electrical power. Future blackouts, which may be implemented by the local electricity provider in the face of high winds and dry conditions, could disrupt our operations. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a comprehensive recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. In addition, the sole supplier of clinical drug substances for NGM120, NGM707, NGM831, NGM438 and MK-3655 is located in Lithuania, a region that has experienced political unrest. Refer to the risk factor titled “We rely completely on CMOs for the manufacture of our product candidates and are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.” If our operations or the operations of third parties providing services to us are disrupted by any such occurrences, our business and future prospects may be negatively affected.
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
Our ability to use net operating loss carryforwards and certain other tax attributes to offset taxable income could be limited.
We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, including BD Arrangements. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. Our federal net operating loss carryforwards generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the 2017 Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, our federal net operating losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to deduct such federal net operating losses generated in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act.
In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if we experience an “ownership change,” generally defined as a greater than 50% change, by value, in equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards and certain other pre-change tax attributes (such as R&D tax credits) to offset our post-change income may be limited. Due to our initial public offering and other shifts in our stock ownership, we have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal net operating loss carryforwards and certain other tax attributes could be limited. State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
New tax laws or regulations, changes to existing tax laws or regulations or changes in their application to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.
New tax laws, statutes, rules, regulations, directives, decrees or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, directives, decrees or ordinances could be interpreted, changed or modified. Any such enactment, interpretation, change or modification could adversely affect us, possibly with retroactive effect. For example, the recently enacted IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, for certain research and experimental, or R&E, expenses incurred in tax years beginning after December 31, 2021, the 2017 Tax Act requires the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. Although there have been legislative proposals to repeal or defer the capitalization requirement, there can be no assurance that such requirement will be repealed, deferred or otherwise modified. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses under the 2017 Tax Act, as amended by the CARES Act or any future tax reform legislation could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future U.S. tax expense.
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
We continue to incur increased costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives. In addition, we are obligated to develop and maintain proper and effective internal control over financial reporting. In the future, we may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal control over financial reporting may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
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
Specifically, in order to comply with the requirements of being a public company, we need to undertake various actions, including maintaining effective internal controls and procedures. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In addition, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(b) of the Sarbanes-Oxley Act, and to allow our independent registered public accounting firm to issue an attestation report on the effectiveness of our internal control over financial reporting. Our compliance with Section 404(b) of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit staff and outsource this function to a third party. We have hired and will need to retain our current accounting and financial staff who have the appropriate public company experience and technical accounting knowledge. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
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
Our stock price and trading volume is heavily influenced by the way analysts and investors interpret our clinical trial results, any BD Arrangements we may enter into, our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business or publish negative reports about our business, regardless of accuracy, our stock price and trading volume could decline.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
We lease and occupy approximately 122,000 square feet of office space and facilities in South San Francisco, California. In July 2022, we entered into an operating lease agreement, or the 2024 Lease Agreement, for our existing corporate office space and facilities at 333 Oyster Point Boulevard, South San Francisco, California, that we currently occupy pursuant to a sublease agreement scheduled to expire on December 31, 2023. The initial term of the 2024 Lease Agreement will commence on January 1, 2024 and expire on December 31, 2033.
Item 3.    Legal Proceedings.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “NGM” since April 4, 2019.
Holders of Record
As of the close of business on February 22, 2023, there were 38 stockholders of record of our common stock. The actual number of stockholders is greater than the number of stockholders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following stock performance graph compares the value of an investment in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index for the period from April 4, 2019 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2022. The figures represented below assume an investment of $100 in our common stock at the closing price on April 4, 2019 and in the Nasdaq Composite Index and Nasdaq Biotechnology Index on April 4, 2019 and the reinvestment of dividends into shares of common stock. However, no dividends have been declared on our common stock to date. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock.

	4/4/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022
NGM Biopharmaceuticals, Inc.	$100.00	$125.78	$206.09	$120.48	$34.15
NASDAQ Composite Index	100.00	113.70	163.31	198.24	132.63
NASDAQ Biotechnology Index	100.00	106.66	134.05	133.20	118.67
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
Recent Sales of Unregistered Securities
During the year ended December 31, 2022, we did not issue or sell any unregistered securities.
Issuer Purchases of Equity Securities
During the three-month period ended December 31, 2022, we did not repurchase shares of our common stock.
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors that could impact our business, including those set forth in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” "aspire," “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions. See “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.
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
Overview of Our Business
We are a biopharmaceutical company focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying grievous diseases with critical unmet or underserved patient need. These diseases represent a significant burden for patients and healthcare systems and, in some cases, are leading causes of morbidity and mortality. Since the commencement of our operations in 2008, we have generated a portfolio of product candidates ranging from early discovery to Phase 2b development. Currently, we have five programs in active clinical development. Our biology-centric drug discovery approach is therapeutic area agnostic and aims to seamlessly integrate interrogation of complex disease-associated biology and protein engineering expertise to unlock proprietary insights that are leveraged to generate promising product candidates and enable their rapid advancement into proof-of-concept studies. As explorers on the frontier of life-changing science, we aspire to operate one of the most productive research and development engines in the biopharmaceutical industry. All therapeutic candidates in our pipeline have been generated by our in-house discovery engine, led by biology and motivated by patient need.
Our pipeline is currently divided into two categories with separate approaches to development strategy and resource allocation in an effort to enable more of the product candidates in our pipeline to be advanced as effectively and efficiently as possible. To that end, we are currently focusing most of our execution efforts and resources on advancing our clinical-stage solid tumor oncology programs to potentially rapid proof of concept. For our other programs that are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data, due to the need to conserve capital and prioritize focused execution, we are actively seeking, or intend to seek, collaboration, out licensing, partnership or other business development arrangements, or BD Arrangements, with third-party partners with sufficient resources and relevant domain expertise in order to further their development.

Pipeline Programs and Operational Updates
Key Programs in Active Development
Our pipeline includes four solid tumor oncology programs in active ongoing clinical development. We are currently focusing most of our execution efforts and resources on these key programs. We have intentionally built our clinical capabilities primarily in areas such as solid tumor oncology that offer development paths that are relatively resource efficient and have the potential to generate clinical proof-of-concept data more rapidly than certain other indications, although we may in the future pursue development of programs in other therapeutic areas. While we will opportunistically consider BD Arrangements to advance development of our key programs, we intend to invest our resources in their development even in the absence of BD Arrangements.
•Solid Tumor Oncology. Our solid tumor oncology product candidates NGM707, NGM831, NGM438 and NGM120 and their related compounds are wholly-owned by us.
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
•We are conducting an open-label Phase 1/2 clinical trial evaluating NGM707 as a monotherapy and in combination with KEYTRUDA® (pembrolizumab) for the treatment of patients with advanced or metastatic solid tumors. We expect to enroll approximately 220 patients in this trial.
•A Phase 1, Part 1a cohort evaluating NGM707 as a monotherapy was initiated in the second quarter of 2021. A Phase 1, Part 1b cohort evaluating NGM707 in combination with pembrolizumab was initiated in the second quarter of 2022. Both cohorts are ongoing and will be followed by Phase 2 expansion cohorts evaluating NGM707 in combination with pembrolizumab in specific tumor types.
•In December 2022, we presented initial data from the Part 1a cohort at the European Society for Medical Oncology Immuno-Oncology, or ESMO I-O, Annual Congress. The data indicated that NGM707 was generally well tolerated across all dose cohorts and demonstrated promising early signals of anti-tumor activity. In the presentation, we disclosed that of 24 response-evaluable patients as of November 23, 2022, best overall responses were a partial response in one patient, stable disease in six patients and non-complete response/non-progressive disease in one patient, and that potential proof-of-mechanism (myeloid reprogramming) was observed in peripheral blood and tumor biopsies.
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
•In the first quarter of 2022, we initiated an open-label Phase 1/1b clinical trial to evaluate NGM831 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced or metastatic solid tumors. A Phase 1, Part 1a cohort evaluating NGM831 as a monotherapy was initiated in the first quarter of 2022 and is ongoing. In addition, a Phase 1, Part 1b cohort evaluating NGM831 in combination with pembrolizumab was initiated in the third quarter of 2022 and is ongoing. We expect to enroll up to approximately 80 patients in these two cohorts.
•NGM438. NGM438 is an antagonist antibody that is designed to inhibit leukocyte-associated immunoglobulin-like receptor 1, or LAIR1, and thereby promote anti-tumor immune responses. NGM438 has the potential to potently block the binding of all collagens to LAIR1, including tumor-derived collagens. Collagens produced by the tumor stroma, meaning the non-malignant, non-

immune components of the tumor, are believed to bind LAIR1 to create an immuno-suppressive tumor microenvironment. The interaction of collagens from the tumor stroma with LAIR1 on immune cells represents a “stromal checkpoint” that restrains anti-tumor immune responses. Reinvigoration of these collagen-suppressed immune cells by blocking the binding of collagens to LAIR1 may address a key resistance mechanism that limits tumor responses to current immunotherapies.
•In the second quarter of 2022, we initiated an open-label, Phase 1/1b clinical trial to evaluate NGM438 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced or metastatic solid tumors. A Phase 1, Part 1a cohort evaluating NGM438 as a monotherapy commenced in the second quarter of 2022 and is ongoing. In addition, a Phase 1, Part 1b cohort evaluating NGM438 in combination with pembrolizumab commenced in the fourth quarter of 2022 and is ongoing. We expect to enroll up to approximately 80 patients in these two cohorts.
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
•We are currently conducting a Phase 1/2 clinical trial to assess NGM120’s effect on cancer and cancer-related cachexia in patients with select advanced solid tumors, metastatic pancreatic cancer and metastatic castration-resistant prostate cancer, or mCRPC.
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
•In August 2022, we initiated the Phase 1b cohort testing NGM120 in combination with one or more lines of hormone therapies in patients with mCRPC.
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
Additional Programs Currently Without Significant Resource Allocation
Due to the need to conserve capital and prioritize focused execution, the remainder of our pipeline includes programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. These programs are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data. As a result, we are actively seeking, or intend to seek, BD Arrangements with third-party partners possessing sufficient resources and relevant domain expertise in the relevant therapeutic area in order to further clinical development of these programs. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we have access to the necessary capital to fund such development. These programs are set forth below:
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
•In November 2022, we presented additional findings from the CATALINA trial at The Retina Society Annual Scientific Meeting and we intend to continue to evaluate various pre-specified secondary endpoints and post-hoc analyses relating to NGM621.
•Merck had a one-time option to license NGM621 and its related compounds upon completion of the CATALINA trial. In December 2022, Merck notified us that it would not exercise its option to license NGM621 and its related compounds, nor would Merck exercise the related ophthalmology bundle option; accordingly, these options expired unexercised in January 2023 and these programs are now wholly-owned by us.
•Further development of NGM621 is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM621 unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
•Liver and metabolic diseases.
•Aldafermin. Aldafermin is an engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection. Aldafermin is wholly-owned by us. Aldafermin remains in Phase 2b development for the treatment of patients with compensated cirrhosis due to non-alcoholic steatohepatitis, or NASH (liver fibrosis stage 4, or F4, by the NASH Clinical Research Network classification). The Phase 2b ALPINE 4 clinical trial, which is fully enrolled, is designed to evaluate the treatment effect of aldafermin over 48 weeks. The primary endpoint for the trial is the Enhanced Liver Fibrosis, or ELF, test, a reproducible, quantitative non-invasive liver prognostic test that evaluates liver fibrosis and correlates to liver-related outcomes. The ELF test is a composite blood test measuring the presence of three biomarkers associated with liver matrix metabolism. Liver biopsy data will also be measured and reported as a secondary endpoint upon completion of the trial.
•Further development of aldafermin is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of aldafermin unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
•Looking forward: We expect to report topline data from the Phase 2b ALPINE 4 trial in the second quarter of 2023.
•MK-3655 (NGM313). MK-3655 is an agonistic antibody discovered by us that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or FGFR1c/KLB, which regulates insulin sensitivity, blood glucose and liver fat and is administered every four weeks through a subcutaneous injection. MK-3655 was licensed by Merck in November 2018.
•In January 2023, we announced that Merck notified us of its decision to terminate the Phase 2b trial of MK-3655 in patients with NASH and liver fibrosis stage 2 or 3 based on the results of an interim analysis of safety and reduction in liver fat at Week 24. Although it was not the primary endpoint of the trial, the percent reduction from baseline in liver fat for MK-3655, while greater than placebo across multiple dose arms, did not reach Merck’s threshold for continuing the trial. The trial was not discontinued for safety concerns. Later in January 2023, Merck also provided us with the required 90-days' notice of partial termination of our collaboration with Merck as it relates to MK-3655 and its related compounds. As a result, in late April 2023, the license rights granted to Merck in 2018 with respect to MK-3655 will revert to us and the program will become wholly-owned by us.
•Further development of MK-3655 once termination of Merck's license is effective is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of MK-3655 unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
•Hematologic cancer diseases.
•NGM936. NGM936 is a bispecific T cell engager therapeutic candidate for the treatment of hematologic malignancies that targets ILT3 and cluster of differentiation 3, or CD3. NGM936 is designed to direct T cell mediated killing of ILT3-positive cancer cells while sparing normal hematopoietic stem cells, or HSCs, and minimizing CD3-driven cytokine release. ILT3, a myeloid-cell restricted receptor, has enriched expression in myelomonocytic leukemia, monocytic leukemia and leukemia stem cells but is not expressed on healthy HSCs. This expression profile of ILT3 may make it an effective target for the treatment of monocytic acute myeloid leukemia, or AML, and multiple myeloma.
•NGM936 has been evaluated in preclinical studies, where it has demonstrated the ability to potently kill ILT3+ AML cells, kill ILT3+ multiple myeloma cells and preserve healthy bone marrow cells.
•Further development of NGM936 is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM936 unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
We have additional programs that are in various stages of development ranging from functional validation to preclinical development.
The success of each of our product candidates may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability, sales capability, any future partners, the sufficiency of our cash resources, regulatory matters, third-party payor matters and commercial viability. We do not have any products approved for sale and do not anticipate generating revenue from product sales for the foreseeable future, if ever.
Business Development and Merck Collaboration Updates
Pursuing BD Arrangements has been and is expected to continue to be a key component of our strategy. Given the breadth of opportunities that have been, and may in the future be, produced by our discovery engine, we are actively seeking, or intend to seek, BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our product candidates. We believe that this strategy, if successfully implemented, may enable more of the programs in our pipeline, including those in active development by us, to be advanced as effectively and efficiently as possible. Further development of NGM621, aldafermin, NGM936 and, once termination of Merck's license is effective, MK-3655, is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of those programs unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
Our collaboration with Merck, described in "Business — Licensing and Collaboration Arrangements — Merck Collaboration" in Part I, Item 1 of this Annual Report on Form 10-K and Note 5, “Research Collaboration and License Agreements,” of the notes to audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, historically provided us with robust financial support that enabled us to broaden and accelerate our research efforts and to develop more product candidates for major indications than we likely could have advanced on our own. We do not have any committed external source of funds, other than pursuant to our collaboration with Merck under the amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement. Currently, the only ongoing activities funded under the Amended Collaboration Agreement are ongoing cardiovascular or metabolic-, or CVM-, related activities and remaining laboratory testing and other activities on compounds that are directed to one of up to two undisclosed targets outside of the fields of ophthalmology and CVM disease, or the Lab Programs, collectively referred to as the Remaining Research Programs. In 2023, the R&D funding we receive from Merck under the Amended Collaboration Agreement will be limited and substantially lower on an annual basis than the research funding previously provided by Merck. In this regard, for the period that started on January 1, 2023 and ends on March 31, 2024, we expect to receive funding of approximately $13.0 million in the aggregate from Merck for activities under the Remaining Research Programs and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal. The research phase for the CVM-related programs under the Amended Collaboration Agreement will continue through March 31, 2024, unless the parties mutually agree to extend the research phase through March 31, 2026, in which case Merck would provide up to a total of $20.0 million in R&D funding during the additional two years of the CVM program research phase.
In December 2022, Merck notified us that it would not exercise its option to license NGM621 and its related compounds or the related ophthalmology bundle option and, as a result, those options expired unexercised in January 2023. Further, Merck did not elect for us to continue to conduct R&D on any compounds from our other ophthalmology programs that were subject to the collaboration, which are preclinical and directed to undisclosed targets. Such an election would have resulted in an extended or tail period in which Merck would continue to fund our R&D of such ophthalmology compounds. Because Merck did not make such an election, we do not have any funding from Merck to pursue such ophthalmology programs. Similarly, in January 2023, as described above, we announced that Merck notified us of its decision to terminate the Phase 2b trial of MK-3655. Later in January 2023, Merck provided us with the required 90-days' notice of partial termination of the Amended Collaboration Agreement as it relates to MK-3655 and its related compounds. After the license rights granted to Merck with respect to MK-3655 revert to us, we will be responsible for funding further development of the program, if any.
Other Operational Updates
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
In addition, all of our product candidates other than NGM621 and aldafermin are currently manufactured solely at a facility in Lithuania. Following Russia's invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, including to Lithuania. The ongoing conflict between Russia and Ukraine and the retaliatory measures taken or that may be taken by the United States, NATO and others, including significant sanctions against Russia, create global security concerns and regional instability, including due to the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
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
We seek to allocate our capital efficiently and strategically and fund our portfolio based on each program’s scientific and other merits. Our discipline has been demonstrated by our decision not to proceed with development activities on multiple potentially viable product candidates for portfolio management and capital conservation reasons to concentrate our resources and focus our execution on our solid tumor oncology programs. Given the substantial decrease in research funding, we will now receive from Merck as compared to historical periods commensurate with the decreased collaboration scope described below, going forward we will need to devote a substantial amount of our own financial resources to fund our R&D programs, and we may need to delay or suspend development activities on product candidates that we consider promising unless and until we are able to raise sufficient additional capital and/or we will need to enter into additional BD Arrangements in order to proceed with such development through to regulatory approval.
Financial Highlights
Since inception, we have funded our operations primarily through:
•fees received from collaboration partners which since inception through December 31, 2022 includes reimbursement of R&D expenses of $533.0 million, and upfront cash licensing fees of $123.0 million, primarily from Merck, and a payment of $20.0 million from Merck to license MK-3655 and related compounds;
•proceeds from private placements of convertible preferred stock prior to our initial public offering, or IPO, including approximately $106.0 million of our Series E convertible preferred stock purchased by Merck;
•net proceeds from our IPO in 2019 of approximately $107.8 million, together with proceeds from the concurrent private placement of shares of common stock to Merck of $65.9 million;
•net proceeds of $134.6 million from the sale of 5,324,074 shares of our common stock in January 2021 upon completion of an underwritten public offering of our common stock, or the follow-on offering, which included the full exercise by the underwriters of their option to purchase additional shares; and
•net proceeds of $71.5 million through December 31, 2022 from sales of approximately 4.1 million shares of our common stock under an Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC, or Jefferies, in June 2020.
At December 31, 2022, we had $271.5 million in cash, cash equivalents and short-term marketable securities.
We have incurred net losses each year since our inception. As of December 31, 2022, we had an accumulated deficit of $581.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our R&D programs and general and administrative, or G&A, costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other R&D activities, and the amount of R&D funding we receive from future BD Arrangements, if any. For further discussion of our financial position and future sources of funding, see “Liquidity and Capital Resources” below.

Financial Operations Overview
Related Party Revenue
Our revenue to date has been generated primarily from recognition of license fees and R&D service funding pursuant to our collaboration with Merck. Merck is also a significant stockholder and, as such, collaboration revenue from Merck is referred to as related party revenue.
Since the Company's inception through December 31, 2022, Merck paid us $608.2 million pursuant to the terms of our collaboration. Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in 2023 given the substantial decrease in the level of funding we will receive from Merck in 2023. After December 31, 2023, we expect funding, and revenue recognized, from Merck to be minimal. As a result, we believe that period-to-period comparisons of our revenue may not be meaningful and should not be relied upon as being indicative of future performance.
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
In the past three years, our related party revenue was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Related party revenue	$55,333	$77,882	$87,368
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
We need to devote a substantial amount of our own financial resources to our wholly-owned development programs, primarily our solid tumor oncology programs in active ongoing clinical development. In addition, because Merck declined to exercise its license to option NGM621, decided not to continue funding further research on the other preclinical ophthalmology compounds and provided notice of termination of its existing its license to MK-3655 and in prior years other product candidates, our funding requirements would increase even further if our portfolio prioritization changes and we decide to continue to develop those programs on our own. As a result, further development of NGM621, aldafermin, NGM936 and, once termination of Merck's license is effective, MK-3655, is currently primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of those programs unless our portfolio prioritization changes and we have access to the necessary capital to fund such development. For the foreseeable future, we anticipate a significant portion of our financial resources, other than those received from Merck which are dedicated to activities under the Amended Collaboration Agreement, will be directed to activities required to initiate and advance clinical trials of our solid tumor oncology programs and complete the Phase 2b ALPINE 4 clinical trial of aldafermin.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or if we will be able to enter into BD Arrangements or otherwise raise adequate additional capital to meet our funding requirements to support such efforts, particularly outside of our key solid tumor oncology programs. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
•the scope, rate of progress, results and expense of our ongoing, as well as any future, clinical trials and other R&D-related activities;
•the impact and timing of any interactions with regulatory authorities, including timing and receipt of regulatory approvals:
•our ability to hire and retain key R&D personnel;
•manufacturing scale-up challenges, production shortages or other supply disruptions for clinical trial materials, including raw materials and components;
•the effects of the continuing COVID-19 pandemic on our employees, patients, clinical trial sites and our CROs, CMOs and other service providers;
•the timely and quality performance of our CROs, CMOs and other service providers;
•whether Merck will elect to license, or to terminate its license, to any of our preclinical programs remaining within the scope of the collaboration and the timing of such election or termination;
•the effect of products that may compete with our product candidates or other market developments; and
•our ability to expand and enforce our intellectual property portfolio.
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
We anticipate that our G&A expenses in 2023 will remain relatively consistent with 2022 in support of our narrowed R&D activities. Beginning in 2024, our G&A expenses will include an increase in operating lease expenses under the 2024 Lease Agreement. Additionally, we anticipate continued costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and related SEC requirements and costs related to insurance, investor relations and compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. In addition, we may incur expenses associated with negotiating and entering into BD Arrangements.

Results of Operations
Our results of operations were as follows (in thousands):

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Related party revenue	$55,333	$77,882	$87,368	$(22,549)	$(9,486)
Operating expenses:
Research and development	181,067	161,712	163,972	19,355	(2,260)
General and administrative	40,515	36,865	27,229	3,650	9,636
Total operating expenses	221,582	198,577	191,201	23,005	7,376
Loss from operations	(166,249)	(120,695)	(103,833)	(45,554)	(16,862)
Interest income, net	3,714	420	1,939	3,294	(1,519)
Other expense, net	(132)	(60)	(593)	(72)	533
Net loss	$(162,667)	$(120,335)	$(102,487)	$(42,332)	$(17,848)
Related Party Revenue from Merck
Revenue decreased $22.5 million in the year ended December 31, 2022 compared to the same period in 2021 primarily due to a decrease in R&D revenue under the Amended Collaboration Agreement with Merck. Revenue in the year ended December 31, 2022 includes $4.75 million in reimbursable expenses by Merck related to a third-party manufacturer for NGM621.
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
Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to fluctuate in 2023 given the substantial decrease in the level of funding we will receive from Merck in 2023. After December 31, 2023, we expect funding, and revenue recognized, from Merck to be minimal.
Research and Development Expenses
Our R&D expenses by program were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
External R&D expenses:
NGM707 (Anti-ILT2/ILT4 dual antagonist)	$24,333	$5,521	$4,817
NGM621 (C3 inhibitor)	23,738	20,415	13,126
Aldafermin (FGF19 analog)	13,665	31,766	50,553
NGM438 (LAIR1 antagonist)	8,504	4,074	3,586
NGM120 (GFRAL antagonist)	7,183	6,856	5,606
NGM831 (ILT3 antagonist)	6,832	2,377	4,756
Other external R&D expenses	1,186	1,437	4,822
Total external R&D expenses	85,441	72,446	87,266
Personnel-related expenses	62,151	56,209	43,811
Internal and unallocated R&D expenses (1)	33,475	33,057	32,895
Total R&D expenses	$181,067	$161,712	$163,972
_________________
(1) Internal and unallocated R&D expenses consist primarily of research supplies and consulting fees, which we deploy across multiple R&D programs.

R&D expenses increased $19.4 million in the year ended December 31, 2022 compared to the same period in 2021 primarily due to increases in external expenses, driven by our ongoing clinical trials of NGM707, NGM831, NGM438 and NGM120, our completed trial of NGM621, and personnel-related expenses including an increase in share-based compensation expense of $3.6 million, partially offset by a decrease in expenses for our manufacturing activities and our clinical trials of aldafermin.
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
We expect our R&D expenses will decrease moderately in 2023 compared to 2022 as we suspend development activities related to NGM621 and aldafermin and focus on the continued advancement of our solid tumor oncology portfolio, including:
•NGM707: continuing enrollment in the ongoing Phase 1/2 clinical trial;
•NGM831: continuing enrollment in the Phase 1/1b clinical trial;
•NGM438: continuing enrollment in the Phase 1/1b clinical trial, and
•NGM120: continuing enrollment in the Phase 2 PINNACLES portion of the Phase 1/2 clinical trial and the Phase 1b cohort of patients with mCRPC.
General and Administrative Expenses
G&A expenses increased $3.7 million in the year ended December 31, 2022 compared to the same period in 2021 primarily due to an increase in personnel-related expenses due to increased headcount and an increase in share-based compensation expense of $2.5 million.
G&A expenses increased $9.6 million in the year ended December 31, 2021 compared to the same period in 2020 primarily due to an increase in personnel-related expenses due to increased headcount, an increase in share-based compensation expense of $4.7 million and a $2.5 million increase in fees paid to outside consultants, lawyers and accountants.
We anticipate that our G&A expenses in 2023 will remain relatively consistent compared to 2022 as we continue to support our oncology program and operate as a public company.
Interest Income, net
Interest income, net increased $3.3 million in the year ended December 31, 2022 compared to 2021 primarily due to higher yielding investments.
Interest income, net decreased $1.5 million in the year ended December 31, 2021 compared to 2020 primarily due to an increase in unrealized losses in marketable securities, offset by an increase in interest income due to an increase in our average cash balance.
Liquidity and Capital Resources
Funding Requirements
We have no products approved for commercial sale, have not generated any revenue from product sales to date and we are not and may never be profitable. We have incurred losses in each year since commencing operations, and we expect to incur significant operating losses in 2023 and over the next several years. As of December 31, 2022, we had an accumulated deficit of $581.6 million, and we expect our accumulated deficit will continue to increase over time.
We have an active discovery research group and have spent significant resources to fund R&D of multiple pipeline programs. Our pipeline includes four key solid tumor oncology programs, NGM707, NGM831, NGM438 and NGM120, in active ongoing clinical development. We are currently focusing most of our execution efforts and resources on these programs as our substantial research, development, clinical trial and related activities continue. While we will opportunistically consider BD Arrangements to advance development of these key programs, we intend to invest our resources in their development even in the absence of BD Arrangements.

Due to the need to conserve capital and prioritize focused execution, the remainder of our pipeline includes programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. We are actively seeking, or intend to seek, BD Arrangements with third-party partners possessing sufficient resources and relevant domain expertise in the relevant therapeutic area in order to further clinical development of these programs. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we have access to the necessary capital to fund such development.
Prior to 2022, we received substantial R&D funding from our collaboration with Merck. However, under the narrower scope of the Amended Collaboration Agreement, R&D funding from Merck beginning April 2022 was and is expected to be substantially lower than the R&D funding previously provided by Merck. For the period that started on January 1, 2023 and ends on March 31, 2024, we expect to receive funding of approximately $13.0 million in the aggregate from Merck for activities remaining under the Amended Collaboration Agreement and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal.
Our cash requirements for fiscal year 2023 will continue to be driven by our R&D and G&A expenses. In 2022 and 2021, our R&D expenses were $181.1 million and $161.7 million, respectively. In 2023, we expect our R&D expenses to decrease moderately compared to 2022 as we suspend development activities related to NGM621 and our other preclinical ophthalmology programs and focus on the continued advancement of our solid tumor oncology portfolio, as well as completion of development activities related to ALPINE 4. In 2022 and 2021, our G&A expenses were $40.5 million and $36.9 million, respectively. In 2023, we expect our G&A expenses will remain relatively consistent compared to 2022 in support of our narrowed R&D activities and expenses associated with being a public company. Beginning in 2024, our operating lease costs will increase pursuant to the 2024 Lease Agreement we entered into in July 2022 for our current corporate office space and facilities in South San Francisco, California. Our current sublease will expire on December 31, 2023. The 2024 Lease Agreement will commence on January 1, 2024 and expire on December 31, 2033. We will pay an initial monthly base rent of approximately $0.9 million for the first year, which is subject to increase at an annual rate of 3.5% each year thereafter, plus certain operating and tax expenses.
We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for at least twelve months from the date this Annual Report on Form 10-K is filed. Moreover, based on our current development plans and related assumptions, we believe our current cash position is sufficient to fund our key solid tumor oncology programs through generation of proof-of-concept data. We have based these estimates on plans and assumptions that may prove to be insufficient or inaccurate (for example, with respect to anticipated costs, timing or success of certain activities), and we could utilize our available capital resources sooner than we currently expect. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Nonetheless, in order to advance our current and potential future product candidates through development and to regulatory approval and commercialization, we will need to raise significant additional capital and we will need to enter into BD Arrangements for one or more of our wholly-owned programs and obtain funding or other resources through such BD Arrangements. Neither may be possible and, as a result, we may be required to delay, scale back or discontinue development of such product candidates, which could have a material adverse effect on our business, operating results and prospects.
Sources of Liquidity
Cash and Investments
As of December 31, 2022, we had cash and cash equivalents of $73.5 million and short-term marketable securities of $198.0 million.
Merck Collaboration
The revenue we receive under the Amended Collaboration Agreement with Merck is currently our only source of revenue. For the period that started on January 1, 2023 and ends on March 31, 2024, we expect to receive funding of approximately $13.0 million in the aggregate from Merck for the ongoing CVM-related activities, the remaining activities under the Lab Programs and for certain costs and reimbursements related to the NGM621 program. See “Overview of Our Business—Business Development and Merck Collaboration Updates” above.

Other Sources of Capital
In June 2020, we entered into the Sales Agreement with Jefferies. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as our sales agent. As of December 31, 2022, $76.2 million of our common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
We plan to finance our future cash needs through public or private equity or debt offerings, including under the Sales Agreement, BD Arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all.
Our ability to raise additional capital through public or private equity or debt offerings may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and in the biotechnology industry specifically. While the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates across the globe have increased to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our financial condition and our ability to pursue our business strategy.
In addition, if we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, any securities that we may issue may have rights senior to those of our common stock and could contain covenants or protective rights that would lead to restrictions on our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
While we may opportunistically consider BD Arrangements to advance development of our key solid tumor oncology programs, we are actively seeking, or intend to seek, BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our other programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. We believe that this strategy, if successfully implemented, may enable more of the product candidates in our pipeline to be advanced as effectively and efficiently as possible. If we are unable to secure BD Arrangements for NGM621 and our preclinical ophthalmology programs, aldafermin, NGM936 and, once termination of Merck's license is effective, MK-3655, we may discontinue or abandon any or all of them altogether, in which case we will not realize any return on our investments in these programs. Even if we are successful in securing BD Arrangements for these programs, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of the applicable product candidates. Our ability to generate revenue from any such BD Arrangement will depend on the specific terms of the BD Arrangement.
If we are unable to raise adequate additional capital through public or private equity or debt offerings, BD Arrangements or otherwise, on acceptable terms or at all, we may be delayed in or prevented from pursuing our planned and any future development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects.

Cash Flow Activity
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$(144,439)	$(73,229)	$(83,496)
Investing activities	14,322	(71,650)	(50,998)
Financing activities	54,233	149,657	35,538
Net (decrease) increase in cash, cash equivalents and restricted cash	$(75,884)	$4,778	$(98,956)
Operating Activities
Cash used in operating activities in 2022 was $144.4 million, which consisted of a net loss of $162.7 million, adjusted for non-cash charges of $39.0 million and a change in operating assets and liabilities of $20.7 million. The non-cash charges consisted primarily of stock-based compensation expense of $32.4 million, depreciation expense of $4.0 million and noncash lease expense of $1.9 million. The change in operating assets and liabilities was mainly driven by decreases in contract liabilities of $17.4 million, operating lease liabilities of $5.1 million, prepaid expenses and other current assets of $1.8 million and accrued liabilities of $0.6 million, partially offset by increases in accounts payable of $3.2 million and related party receivable of $2.6 million.
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
Investing Activities
Cash provided by investing activities in 2022 was $14.3 million, which consisted primarily of $289.0 million in net proceeds on maturity of marketable securities offset by purchases of marketable securities of $272.9 million. Cash used in investing activities in 2021 was $71.7 million, which consisted of purchases of marketable securities of $293.5 million primarily from the net proceeds of the follow-on offering, partially offset by $223.5 million in net proceeds on maturity of marketable securities. Cash used in investing activities in 2020 was $51.0 million, which consisted of purchases of marketable securities of $177.7 million and purchases of property and equipment of $1.9 million partially offset by net proceeds on maturity of marketable securities of $128.5 million.
Financing Activities
Cash provided by financing activities in 2022 was $54.2 million, which consisted of net proceeds of $49.4 million from the sale of shares of our common stock under the Sales Agreement and proceeds from our employee equity incentive and purchase plans of $4.8 million. Cash provided by financing activities in 2021 was $149.7 million, which consisted of net proceeds from the follow-on offering of $134.6 million and proceeds from employee equity incentive and purchase plans of $14.9 million. Cash provided by financing activities in 2020 was $35.5 million and primarily related to net proceeds from the sale of shares of our common stock under the Sales Agreement of $21.9 million and proceeds from employee equity incentive and purchase plans of $14.2 million.

Contractual Obligations
We have contractual obligations related to our lease liabilities. In July 2022, we entered into the 2024 Lease Agreement for the corporate office space and facilities in South San Francisco, California that we currently occupy pursuant to a sublease agreement scheduled to expire on December 31, 2023. The initial term of the 2024 Lease Agreement will commence on January 1, 2024 and expire on December 31, 2033. Base rent during the initial ten-year term of the 2024 Lease Agreement will total $124.1 million. See Note 6 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for information regarding our lease commitments.
We enter into agreements in the normal course of business with CROs for clinical trials, CMOs and other vendors for preclinical studies, supplies, manufacturing and other services and products for operating purposes. These agreements are generally cancellable at any time by us, upon prior written notice, and may or may not include cancellation fees. Given that the amount and timing related to such payments are uncertain, they are not considered to be contractual obligations. Following Merck's decision to not exercise its NGM621 option and our decision not to proceed with further development of NGM621, we cancelled future Phase 3 manufacturing activities for NGM621 and recorded approximately $3.0 million for cancellation charges as of December 31, 2022. No other termination or cancellation charges have been recorded as they were not considered probable. Significant portions of our R&D resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. See "Funding Requirements" above for information regarding our expected R&D spend.
We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, low single-digit royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our consolidated balance sheets and are not considered to be contractual obligations. See "Business— Licensing and Collaboration Arrangements" in Part I, Item 1 of this Annual Report on Form 10-K for additional information regarding our current in-license agreements.
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
All of our revenue to date has been generated from collaborations, primarily the collaboration agreement with Merck. The terms of these agreements generally require us to provide (i) license options for our compounds, (ii) R&D services and (iii) non-mandatory services in connection with participation in research or steering committees. Payments received under these arrangements may include non-refundable upfront license fees, partial or complete reimbursement of R&D costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products.
We assess whether the promises in our arrangements, including any options provided to the partner, are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to a compound is distinct from R&D services or participation in research and steering committees, as well as whether options create material rights in the contract. In situations when a contract includes distinct R&D services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct services.
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
Our collaboration or partnering agreements may include contingent payments related to specified development and regulatory milestones or contingent payments for royalties based on sales of a commercialized product. Milestones can be achieved for such activities in connection with progress in clinical trials, regulatory filings in various geographical markets and marketing approvals from health authorities. Sales-based royalties are generally related to the volume of annual sales of a commercialized product. At the inception of each agreement that includes such payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or our partner’s control, such as those related to regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation based on a relative SSP basis. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint and, if necessary, adjust our estimate of the overall transaction price. Pursuant to the guidance in ASC 606, sales-based royalties are not included in the transaction price. Instead, royalties are recognized at the later of when the performance obligation is satisfied or partially satisfied, or when the sale that gives rise to the royalty occurs.
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
Examples of estimated R&D expenses that we accrue include:
•fees paid to CROs and other service providers in connection with preclinical studies and clinical trials;
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
The expected volatility is based on the historical volatility of our stock and the stock of similar entities within our industry over periods commensurate with our expected term assumption. The expected term of stock option grants represents the weighted-average period the options are expected to remain outstanding and is based on the “simplified” method where the expected term is the midpoint between the vesting date and the end of the contractual term for each option. We base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term. In reference to the expected dividend yield assumption, we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.
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
Interest Rate Sensitivity
We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and short-term marketable securities of $271.5 million as of December 31, 2022, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short-to-intermediate term fixed income securities.
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

Item 8.    Financial Statements and Supplementary Data.
NGM BIOPHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NGM Biopharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NGM Biopharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Accrued clinical trials expenses
Description of the Matter
During the year ended December 31, 2022, the Company incurred $181.1 million in research and development related expenses, and $14.6 million was recorded as accrued clinical trials expenses as of December 31, 2022. As described in Note 2 of the consolidated financial statements, the Company records accruals for its estimated costs of research and development activities, including contract services for clinical trials. Clinical trial activities performed by outside third-party service providers, including those performed by clinical research organizations (CRO), are recorded based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with third-party service providers. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through detailed discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and then applying these estimates of completion to previously agreed-upon rates and fees to be paid for such services.

Auditing management’s accounting estimates of accrued clinical trials expenses was especially challenging, as evaluating the nature, progress, and stage of completion of the activities being performed under the Company’s research and development agreements is dependent upon the accumulation of a high volume of information from internal clinical personnel and third-party service providers.
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

We have served as the Company’s auditor since 2008.
/s/ Ernst & Young LLP

San Mateo, California
February 28, 2023

NGM BIOPHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$73,456	$151,795
Short-term marketable securities	198,036	214,458
Related party receivable from collaboration	7,580	4,945
Prepaid expenses and other current assets	9,787	8,082
Total current assets	288,859	379,280
Property and equipment, net	8,496	10,071
Operating lease right-of-use asset	2,096	4,045
Restricted cash	3,954	1,499
Other non-current assets	3,997	7,492
Total assets	$307,402	$402,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,453	$5,246
Accrued liabilities	33,638	33,258
Operating lease liability, current	5,385	5,077
Contract liabilities	366	17,774
Total current liabilities	47,842	61,355
Operating lease liability, non-current	—	5,385
Total liabilities	47,842	66,740
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 81,885 and 77,962 shares issued and outstanding as of December 31, 2022 and 2021, respectively	82	78
Additional paid-in capital	841,413	754,664
Accumulated other comprehensive loss	(302)	(129)
Accumulated deficit	(581,633)	(418,966)
Total stockholders' equity	259,560	335,647
Total liabilities and stockholders' equity	$307,402	$402,387
See accompanying notes to consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Related party revenue	$55,333	$77,882	$87,368
Operating expenses:
Research and development	181,067	161,712	163,972
General and administrative	40,515	36,865	27,229
Total operating expenses	221,582	198,577	191,201
Loss from operations	(166,249)	(120,695)	(103,833)
Interest income, net	3,714	420	1,939
Other expense, net	(132)	(60)	(593)
Net loss	$(162,667)	$(120,335)	$(102,487)
Net loss per share, basic and diluted	$(2.03)	$(1.56)	$(1.50)
Weighted average shares used to compute net loss per share, basic and diluted	79,950	77,085	68,475
See accompanying notes to consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(162,667)	$(120,335)	$(102,487)
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale marketable securities	(173)	(133)	(21)
Total comprehensive loss	$(162,840)	$(120,468)	$(102,508)
See accompanying notes to consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	66,886	$67	$526,771	$25	$(196,144)	$330,719
Issuance of common stock upon exercise of stock options	2,616	3	11,835	—	—	11,838
Issuance of common stock under Open Market Agreement, net of issuance costs	810	1	21,329	—	—	21,330
Issuance of common stock under employee stock purchase plan	197	—	2,370	—	—	2,370
Vesting of common stock from early exercises	68	—	524	—	—	524
Issuance of common stock to participants in 401(k) Plan	6	—	119	—	—	119
Stock-based compensation expense	—	—	15,651	—	—	15,651
Comprehensive loss	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(102,487)	(102,487)
Balance at December 31, 2020	70,583	$71	$578,599	$4	$(298,631)	$280,043
Issuance of common stock under offering, net of issuance costs	5,324	5	134,575	—	—	134,580
Issuance of common stock upon exercise of stock options	1,845	2	12,360	—	—	12,362
Issuance of common stock under employee stock purchase plan	193	—	2,519	—	—	2,519
Issuance of common stock under Open Market Agreement, net of issuance costs	7	—	196	—	—	196
Issuance of common stock to participants in 401(k) plan	4	—	125	—	—	125
Vesting of common stock from early exercises	6	—	48	—	—	48
Stock-based compensation expense	—	—	26,242	—	—	26,242
Comprehensive loss	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(120,335)	(120,335)
Balance at December 31, 2021	77,962	$78	$754,664	$(129)	$(418,966)	$335,647
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	3,246	3	49,443	—	—	49,446
Issuance of common stock upon exercise of stock options	426	1	2,983	—	—	2,984
Issuance of common stock under employee stock purchase plan	243	—	1,803	—	—	1,803
Issuance of common stock to participants in 401(k) plan	8	—	137	—	—	137
Stock-based compensation expense	—	—	32,383	—	—	32,383
Comprehensive loss	—	—	—	(173)	—	(173)
Net loss	—	—	—	—	(162,667)	(162,667)
Balance at December 31, 2022	81,885	$82	$841,413	$(302)	$(581,633)	$259,560

See accompanying notes to consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(162,667)	$(120,335)	$(102,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,383	26,242	15,651
Reduction in related party contract asset due to Amended Collaboration Agreement with Merck	—	4,600	—
Depreciation	4,035	6,089	6,555
Amortization of premium (accretion of discount) on marketable securities	69	3,514	(128)
Noncash lease expense	1,949	1,810	—
Other non-cash expenses	504	643	613
Changes in operating assets and liabilities:
Related party receivable from collaboration	(2,635)	(4,612)	4,873
Related party contract asset	—	1,500	(6,100)
Prepaid expenses and other assets	1,790	(4,145)	(1,864)
Accounts payable	3,207	(4,417)	910
Accrued and other liabilities	(589)	2,893	6,182
Operating lease liability	(5,077)	(4,785)	—
Deferred rent	—	—	(2,829)
Contract liabilities	(17,408)	17,774	(4,872)
Net cash used in operating activities	(144,439)	(73,229)	(83,496)
Cash flows from investing activities
Purchase of marketable securities	(272,857)	(293,466)	(177,655)
Proceeds from maturities of marketable securities	289,037	223,500	128,536
Purchase of property and equipment	(1,858)	(1,684)	(1,879)
Net cash provided by (used in) investing activities	14,322	(71,650)	(50,998)
Cash flows from financing activities
Proceeds from Open Market Agreement, net	49,446	196	21,943
Proceeds from exercise of stock options	2,984	12,362	11,838
Proceeds from employee stock purchase plan	1,803	2,519	2,370
Proceeds from follow on offering, net	—	134,580	—
Deferred offering costs paid	—	—	(613)
Net cash provided by financing activities	54,233	149,657	35,538
Net (decrease) increase in cash and cash equivalents	(75,884)	4,778	(98,956)
Cash, cash equivalents and restricted cash, at beginning of period	153,294	148,516	247,472
Cash, cash equivalents and restricted cash, at end of period	$77,410	$153,294	$148,516
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases not yet paid	$606	$—	$20
Right of use asset acquired under operating lease on the adoption of ASC 842	—	5,855	—
See accompanying notes to consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Description of Business
NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary, NGM Biopharmaceuticals Australia Pty Ltd., NGM Australia, collectively referred to as the Company, is a biopharmaceutical company focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying grievous diseases with critical unmet or underserved patient need. The Company's portfolio of product candidates range from early discovery to Phase 2b development and includes five programs in active clinical development. The Company has additional programs that are in various stages of development ranging from functional validation to preclinical development.
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
Sources and Uses of Liquidity
Since inception, the Company has incurred net losses and negative cash flow from operations. During the years ended December 31, 2022, 2021 and 2020, the Company incurred net losses of $162.7 million, $120.3 million and $102.5 million, respectively. As of December 31, 2022, the Company had an accumulated deficit of $581.6 million. The Company expects its accumulated deficit will continue to increase over time and does not expect to experience positive cash flows from operations in the near future.
As of December 31, 2022, the Company had $271.5 million of cash, cash equivalents and short-term marketable securities.
In June 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC. As of December 31, 2022, $76.2 million of the Company's common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
The Company believes its existing cash, cash equivalents and short-term marketable securities will be sufficient to fund its operations for a period of at least one year from the date of these consolidated financial statements.
To fully implement the Company’s business plan and fund its operations, the Company will need to raise significant additional capital through public or private equity or debt offerings (which may include potential net proceeds from future sales, if any, under the Sales Agreement), collaboration or partnering arrangements, strategic alliances, licensing arrangements or a combination of the foregoing.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, the related party receivable from collaboration and other current assets and liabilities approximate their respective fair values due to their short-term nature.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by investing in highly rated money market funds and placing its cash with a bank it believes is highly creditworthy in amounts that may at times exceed federally insured limits. As of December 31, 2022 and 2021, cash and cash equivalents consisted of bank deposits and investments in money market funds.
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
The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of December 31, 2022, the Company did not record any impairment related to other-than-temporary declines in the fair value of securities.
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
Related party receivables from collaboration and partnering arrangements are typically unsecured. Accordingly, the Company may be exposed to credit risk generally associated with its current amended and restated research collaboration, product development and license agreement, or the Amended Collaboration Agreement, with Merck and any future collaboration or partnering arrangements with other potential future partners. To date, the Company has not experienced any losses related to these receivables.
Amounts recognized as revenue prior to the Company having an unconditional right (other than a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's consolidated balance sheets. Although the Company expects to have an unconditional right to receive such amounts, the Company may be exposed to the risk of not receiving the recorded amounts under its current collaboration agreement with Merck and any future collaboration or partnering arrangements with other potential future partners. To date, the Company has not experienced any losses related to contract assets.
Merck accounted for 100% of the Company’s revenue for the years ended December 31, 2022, 2021 and 2020.

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
Leases
Effective January 1, 2021, the Company adopted ASU 2016-02, Leases (Topic 842), referred to as ASC 842. Under ASC 842, the Company determines if an arrangement is a lease at inception. Lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are measured at the lease commencement date as the present value of future minimum lease payments over the term of the lease. Lease assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. In measuring the present value of the future minimum lease payments, the Company generally uses its incremental borrowing rate. The lease term is the noncancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. Leases with terms of 12 months or less are not recorded on the Company's balance sheet. Lease expense is recognized on a straight-line basis over the lease terms, or in some cases, the useful life of the underlying asset. The Company accounts for the lease and non-lease components as a single lease component. The Company’s lease agreement for its corporate office space and facilities is classified as an operating lease.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of December 31, 2022 and 2021, no revision to the remaining useful lives or write-down of long-lived assets was required.
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

All of the Company’s revenue to date has been generated from its collaboration agreements, primarily its collaboration agreement with Merck. The terms of these agreements generally require the Company to provide (i) license options for its compounds, (ii) research and development, or R&D, services and (iii) non-mandatory services in connection with participation in research or steering committees. Payments received under these arrangements may include non-refundable upfront license fees, partial or complete reimbursement of R&D costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. In some agreements, the collaboration partner is solely responsible for meeting defined objectives that trigger contingent or royalty payments. Often the partner only pursues such objectives subsequent to exercising an optional license on compounds identified as a result of the R&D services performed under the collaboration agreement.
The Company assesses whether the promises in its arrangements, including any options provided to the partner, are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to a compound is distinct from R&D services or participation in research or steering committees, as well as whether options create material rights in the contract. In situations when a contract includes distinct R&D services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct services.
The transaction price in each arrangement is generally comprised of a non-refundable upfront fee and unconstrained variable consideration related to the performance of R&D services. The unconstrained variable consideration amount included in the transaction price represents an amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company typically submits a budget for the R&D services to the partner in advance of performing the services. The transaction price is allocated to the identified performance obligations based on the standalone selling price, or SSP, of each distinct performance obligation. Judgment is required to determine the SSP. In instances where the SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs. The Company utilizes judgment to assess the nature of its performance obligations to determine whether they are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress toward completion. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
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
Research and Development
R&D costs are expensed as incurred. R&D expenses primarily include salaries and benefits for medical, clinical, quality, preclinical, manufacturing and research personnel, costs related to research activities, preclinical studies, clinical trials, drug manufacturing expenses and allocated overhead and facility occupancy costs. The Company accounts for non-refundable advance payments for goods or services that will be used in future R&D activities as expenses when the goods have been received or when the service has been performed rather than when the payment is made.
Clinical trial costs are a component of R&D expenses. The Company accrues estimated costs for its clinical trial activities performed by third parties, including clinical research organizations, or CROs, and other service providers based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with associated agreements. The Company's estimates are determined through detailed discussions with internal personnel and its service providers as to the progress of each clinical trial and by reviewing contracts, vendor agreements and purchase orders for previously agreed-upon rates and fees to be paid for such services.
Stock-Based Compensation
The Company’s stock-based compensation programs include stock option grants, as well as shares issued under its 2019 Employee Stock Purchase Plan, or ESPP. Grants are awarded to employees, directors and non-employees. The Company measures stock-based compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures materially differ from estimates. The Company calculates the fair value measurement of stock options using the Black-Scholes option-pricing model.
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
The Company is subject to foreign currency risk with respect to its clinical and manufacturing contracts denominated in currencies other than the U.S. dollar, primarily British Pounds, Swiss Francs, Australian dollars and the Euro. Payments on contracts denominated in foreign currencies are made at the spot rate on the day of payment. Changes in the exchange rate between billing dates and payment dates are recorded within other expense, net on the consolidated statements of operations.
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

Net loss per share was computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(162,667)	$(120,335)	$(102,487)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	79,950	77,085	68,475
Net loss per share—basic and diluted	$(2.03)	$(1.56)	$(1.50)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	14,215	10,485	10,018
Shares committed under the ESPP	1,222	390	292
Total	15,437	10,875	10,310
Segment and Geographical Information
The Company operates in one business segment. Substantially all of the Company’s long-lived assets, primarily comprised of property and equipment, are based in the United States. For the years ended December 31, 2022, 2021 and 2020, the Company’s revenues were entirely within the United States based upon the location of the Company and Merck.
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

3.Fair Value Measurements
Cash equivalents and marketable securities are classified as available-for-sale securities and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2022
U.S. treasury securities	$89,039	$7	$(160)	$88,886
Money market funds	62,844	—	—	62,844
Corporate and agency bonds	46,300	—	(200)	46,100
Commercial paper	42,746	—	—	42,746
U.S. government agency securities	20,253	51	—	20,304
Totals	$261,182	$58	$(360)	$260,880
Classified as:
Cash and cash equivalents				$62,844
Short-term marketable securities (amortized cost of $198,338)				198,036
Total				$260,880

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2021
U.S. treasury securities	$141,093	$—	$(116)	$140,977
Money market funds	129,763	—	—	129,763
Corporate and agency bonds	64,997	7	(20)	64,984
Commercial paper	8,497	—	—	8,497
Totals	$344,350	$7	$(136)	$344,221
Classified as:
Cash and cash equivalents				$129,763
Short-term marketable securities (amortized cost of $214,587)				214,458
Total				$344,221
Cash and cash equivalents in the table above excludes cash on deposit with banks of $10.6 million and $22.0 million as of December 31, 2022 and 2021, respectively.
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
As of December 31, 2022 and 2021, all of the Company’s marketable securities had remaining contractual maturities of less than one year. As of December 31, 2022, the Company had 19 marketable securities in an unrealized loss position compared to 21 marketable securities in an unrealized loss position as of December 31, 2021. Marketable securities that had been in unrealized loss positions as of December 31, 2022 and 2021 were in an unrealized loss position for less than twelve months. The Company does not need to nor does it intend to sell marketable securities that are in an unrealized loss position and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by major security type, the Company's available-for-sale securities that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements
As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$88,886	$—	$—	$88,886
Money market funds	62,844	—	—	62,844
Corporate and agency bonds	—	46,100	—	46,100
Commercial paper	—	42,746	—	42,746
U.S. government agency securities	—	20,304	—	20,304
Totals	$151,730	$109,150	$—	$260,880

	Fair Value Measurements
As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$140,977	$—	$—	$140,977
Money market funds	129,763	—	—	129,763
Corporate and agency bonds	—	64,984	—	64,984
Commercial paper	—	8,497	—	8,497
Totals	$270,740	$73,481	$—	$344,221

The Company estimates the fair values of investments in commercial paper, corporate and agency bond securities and U.S. government agency securities using Level 2 inputs by taking into consideration valuations obtained from third-party pricing services.
There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2022 and 2021.
4.Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amount reported within the consolidated statements of cash flows is as follows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$73,456	$151,795
Restricted cash	3,954	1,499
Total cash, cash equivalents and restricted cash	$77,410	$153,294

Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$25,866	$25,880
Laboratory equipment and office furniture	23,807	21,916
Computer equipment	1,433	1,225
Construction-in-progress	284	18
Total property and equipment, gross	51,390	49,039
Less: accumulated depreciation and amortization	(42,894)	(38,968)
Total property and equipment, net	$8,496	$10,071
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was approximately $4.0 million, $6.1 million and $6.6 million, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Clinical trials and research and development costs	$14,597	$12,070
Personnel-related costs	9,181	10,298
Manufacturing costs (1)	6,026	7,773
Accrued expenses	3,834	3,117
Total accrued liabilities	$33,638	$33,258
_________________
(1) As of December 31, 2022, the Company recorded an aggregate of $3.0 million for cancellation charges related to the Company's cancellation of its agreement with Lonza Ltd for the Phase 3 manufacturing of NGM621 following Merck's decision to not exercise its option to license NGM621 and the Company's decision not to proceed with further development of NGM621, of which $1.8 million was recorded in accrued manufacturing costs and $1.2 million was included in accounts payable. See Note 5 for additional information.
5.Research Collaboration and License Agreements
Merck
In 2015, the Company entered into a research collaboration, product development and license agreement with Merck, which, together with amendments made prior to June 30, 2021, is referred to as the Original Collaboration Agreement, covering the discovery, development and commercialization of novel therapies across a range of therapeutic areas, including a broad, multi-year drug discovery and early development program that was financially supported by Merck, and scientifically directed by the Company with input from Merck. The original research phase of the collaboration was for five years and was extended by Merck for an additional two years through March 2022. As part of that extension, Merck agreed to continue to fund up to $75.0 million of the Company's R&D efforts each year consistent with the initial five-year research term and, in lieu of a $20.0 million extension fee payable to the Company, Merck agreed to make additional payments totaling up to $20.0 million in support of the Company's R&D activities during 2021 through the first quarter of 2022.
On June 30, 2021, the Company entered into an amended and restated research collaboration, product development and license agreement with Merck, or the Amended Collaboration Agreement, replacing the Original Collaboration Agreement and extending the research phase of the collaboration generally through March 31, 2024, with possible extensions for each of the various programs to allow the Company or Merck to complete ongoing development, but with a narrower scope than in the Original Collaboration Agreement. Under the Amended Collaboration Agreement, the collaboration was focused primarily on the identification, research and development of collaboration compounds directed to targets of interest to Merck in the fields of ophthalmology and cardiovascular or metabolic, or CVM, disease, including heart failure. The collaboration scope also included certain laboratory testing and other activities on compounds that are directed to one of up to two undisclosed targets outside of the fields of ophthalmology and CVM disease, or the Lab Programs.
Currently, the only ongoing research activities funded under the Amended Collaboration Agreement are certain CVM-related activities and remaining activities under the Lab Programs, or the Remaining Research Programs. The ophthalmology compounds in the collaboration under the Amended Collaboration Agreement initially included NGM621 (and its related compounds) and compounds directed against two other undisclosed ophthalmology targets (and their related compounds). Merck had a one-time option to license NGM621, its related compounds and the ophthalmology bundle upon completion of the Phase 2 CATALINA trial. In December 2022, Merck notified us that it would not exercise its option to license NGM621 and its related compounds, nor would Merck exercise the related ophthalmology bundle option; accordingly, these options expired unexercised in January 2023 and the programs are now wholly-owned by us. Further, Merck did not elect for us to continue to conduct R&D on any compounds from our other ophthalmology programs that were subject to the collaboration, which are preclinical and directed to undisclosed targets. Such an election would have resulted in an extended or tail period in which Merck would continue to fund our R&D of such ophthalmology compounds. Because Merck did not exercise its ophthalmology license options or make such a tail period election, we do not have any funding from Merck to pursue such ophthalmology programs.
Merck owned approximately 16% of the Company's outstanding shares as of December 31, 2022.
The Amended Collaboration Agreement
Pursuant to the Amended Collaboration Agreement, the prior two-year extension of the research phase under the Original Agreement was deemed to end on March 31, 2021, while a new three-year research phase commenced on April 1, 2021. Under the Original Collaboration Agreement, all of the Company’s R&D programs, both those existing at the time the Company entered into the Original Collaboration Agreement and those the Company worked on during the research phase of the collaboration, other than aldafermin, were included within the scope of the collaboration. Under the terms of the Original Collaboration Agreement, upon completion of a human proof-of-concept trial for a particular collaboration compound, regardless of the results of such trial, Merck had the one-time option to obtain an exclusive, worldwide license, on specified terms, to that collaboration compound, as well as to all other compounds that were directed against the same target and that result in the same effect on such target, or the related compounds, referred to as the Merck license option. Under the Amended Collaboration Agreement, the scope of the collaboration and the resulting programs for which Merck has the Merck license option was narrowed, but included NGM621 and its related compounds, and compounds directed against two other undisclosed ophthalmology targets and their related compounds and the CVM-related activities and the Lab Programs. Collaboration compounds that remained within the R&D scope of the continuing collaboration under the Amended Collaboration Agreement are referred to as continuing collaboration compounds. Given the narrowed research scope under the Amended Collaboration Agreement, the Company gained the right, in its sole discretion, to independently research, develop and commercialize the collaboration compounds known as NGM120, NGM707, NGM831 and NGM438, their related compounds and all other preclinical and research assets that the Company researched or developed under the Original Collaboration Agreement but that are not included within the R&D scope of the continuing collaboration, which are referred to as the released NGM compounds. Merck retained the right to receive royalties at low single-digit rates on the sales of any released NGM compounds that receive regulatory approval and, if the Company decides during a certain time period to engage in a formal partnering process for a released NGM compound or negotiations regarding a license or asset sale of a released NGM compound, the Company is obligated to notify Merck, provide Merck with certain information and engage in good faith, non-exclusive negotiations with respect to such released NGM compound with Merck at Merck’s request.
Under the Amended Collaboration Agreement, Merck continued to have a Merck license option, as it did under the Original Agreement, to each continuing collaboration compound that is identified, researched and developed under the Amended Collaboration Agreement and reaches the specified option exercise point for such continuing collaboration compound as described below, and to its related compounds (each such continuing collaboration compound and its related compounds are referred to generally as a continuing program). In addition, under the terms of the Amended Collaboration Agreement, new CVM-related programs may be added to the continuing collaboration if recommended by the Company and selected by Merck, and Merck would have a Merck license option to such CVM-related continuing program. We do not expect any new CVM-related programs to be added to the collaboration.
Merck had a one-time right to exercise its Merck license option, during the research phase or a tail period following such research phase, as applicable, for any continuing collaboration compound on a continuing program-by-continuing program basis when the Company or Merck achieves the specified Merck license option exercise point. The Merck license option exercise point for all collaboration compounds under the Original Collaboration Agreement was the completion of a human proof-of-concept trial, exercisable within 60 days of Merck's receipt of an agreed-upon data package for the relevant program. This remained the Merck license option exercise point under the Amended Collaboration Agreement for the continuing collaboration compounds directed to ophthalmology targets, including NGM621 and its related compounds and the continuing collaboration compounds from two other ophthalmology programs directed against undisclosed ophthalmology targets and their related compounds (including NGM621 and its related compounds, collectively referred to as the continuing ophthalmology collaboration compounds). Merck also had an additional one-time option at the same license option exercise point to obtain an exclusive, worldwide license to all of the continuing ophthalmology collaboration compounds together, referred to as the ophthalmology bundle option. As described above, Merck's license option for NGM621 (and its related compounds) and compounds directed against two other undisclosed ophthalmology targets (and their related compounds) expired unexercised in January 2023.
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
Under the Amended Collaboration Agreement, the parties’ rights and obligations with respect to MK-3655 (NGM313) and related FGFR1c/KLB agonists for which Merck exercised its Merck license option in November 2018 did not change.
In March 2022, the Company and Merck entered into a letter agreement, or the Letter Agreement, regarding NGM621 manufacturing activities that the Company undertook with the intention of avoiding a significant delay between the completion of the CATALINA trial and the start of any Phase 3 clinical trial for NGM621.
Under the Amended Collaboration Agreement, Merck provided $86.0 million in research funding for the four calendar quarters that ended on March 31, 2022, which included the remaining $16.0 million of the up to $20.0 million in additional payments Merck agreed to pay as part of exercising its first option to extend the research phase of the collaboration under the Original Collaboration Agreement for two years through March 16, 2022. The Company was obligated to use commercially reasonable efforts to expend, and did spend, at least $35.0 million of such $86.0 million in funding during the same time frame on the ophthalmology and CVM-related programs and Lab Programs as required under the Amended Collaboration Agreement. The Company was permitted to use the remainder of the $86.0 million in research funding provided by Merck during such time frame to advance the released NGM compounds. During the remaining two years of the research phase after March 2022, Merck could provide up to a total of $20.0 million in research funding for the ophthalmology and CVM-related programs and the Lab Programs. Pursuant to the Letter Agreement, the Company also used part of this research funding to cover the costs of its personnel who provide support for the manufacturing activities that the Company undertook in preparation for a potential Phase 3 clinical trial for NGM621. Merck also funded certain R&D costs related to

NGM621 prior to Merck's decision to not exercise its license option with respect to NGM621 in December 2022. In accordance with the Letter Agreement, Merck agreed to reimburse the Company the maximum reimbursable amount for NGM621 third-party manufacturing costs of $4.75 million which is included in the related party receivable balance as of December 31, 2022. Merck continues to have license options for the CVM-related continuing programs and the Lab Programs.
The research phase for the CVM-related continuing programs will continue until March 31, 2024, unless the parties mutually agree to extend the research phase to March 31, 2026, in which case Merck would provide up to a total of $20.0 million in research funding during those additional two years. Although the research phase for the Lab Programs was scheduled to end no later than December 31, 2022, the Company is continuing to provide certain limited activities in 2023 to wrap up the Lab Programs.
In January 2023, the Company announced that Merck notified the Company of its decision to terminate the Phase 2b trial of MK-3655 in patients with nonalcoholic steatohepatitis, or NASH, and liver fibrosis stage 2 or 3, or F2/F3, and Merck subsequently provided the Company with the required 90-days' notice of partial termination of the Amended Collaboration Agreement as it relates to MK-3655 and its related compounds. As a result, in late April 2023, the license rights granted to Merck in 2018 with respect to MK-3655 will revert to the Company and the program will become wholly-owned by the Company.
As under the Original Collaboration Agreement, Merck has the right under the Amended Collaboration Agreement to review the then-ongoing continuing programs in the three-month period before the end of applicable research phase and to elect to designate one or more continuing programs for which R&D would continue to be conducted, until the applicable Merck license option exercise point is reached, for up to three years after the end of such research phase, with the possibility of extension if the Company is conducting ongoing ophthalmology clinical trials, if Merck is using commercially reasonable efforts to progress one or more ophthalmology continuing programs or if Merck determines to continue progressing a CVM-related continuing program or Lab Programs toward the nomination of a research program development candidate, and any such extension is referred to as an Amended Collaboration Agreement tail period. Under the Amended Collaboration Agreement, the Amended Collaboration Agreement tail period, if any, for the CVM-related continuing programs or any Lab Programs, Merck would be primarily responsible for performing all R&D activities, itself or through third-party contractors.
The Company concluded that the Amended Collaboration Agreement is a separate arrangement containing a three-year performance obligation to provide distinct R&D services in accordance with ASC 606. At December 31, 2022, the total transaction price under the Amended Collaboration Agreement is $120.3 million which includes $86.0 million in research funding for the four calendar quarters that ended on March 31, 2022, $15.7 million in research funding for the ophthalmology and CVM-related continuing programs and the Lab Programs during the remaining two years of the research phase after March 2022, $13.9 million in estimated NGM621 reimbursable expenses and costs during the remaining two years of the research phase after March 2022 and $4.75 million for reimbursable amounts paid to a third-party manufacturer in accordance with the terms of the Letter Agreement. The Company will continue to re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company continues performing its R&D services in the area of both the continuing collaboration compounds and the released NGM compounds and has one performance obligation across all continuing programs. The Company will continue to use the cost-based input method to calculate the amount of revenue to recognize as services are being rendered from April 1, 2021 through March 31, 2024. For the period that started on January 1, 2023 and ends on March 31, 2024, the Company expects Merck will provide funding of approximately $13.0 million in the aggregate for the ongoing CVM-related activities, the remaining activities under the Lab Programs, and for certain costs and reimbursements related to the NGM621 program and this amount is included in the transaction price.
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
A breakout of the aggregate milestone payments in connection with the potential achievement of both acceptance of an application for and receipt of regulatory approval for each of the first three indications, for each of the three geographic areas, is as follows (in thousands):

	First Indication	Second Indication	Third Indication	Total
United States	$75,000	$56,250	$37,500	$168,750
European Union	60,000	45,000	30,000	135,000
Japan	30,000	22,500	15,000	67,500
	$165,000	$123,750	$82,500	$371,250
Summary of Related Party Revenue
The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Related party revenue	$55,333	$77,882	$87,368
For the year ended December 31, 2022, the Company recognized collaboration and license revenue of $55.3 million primarily related to reimbursable R&D activities associated with the performance obligation under the Amended Collaboration Agreement under which Merck is providing significantly less annual R&D funding than it had provided through March 31, 2022. Revenue recognized related to the reimbursable R&D activities was recognized using the cost-based input model related to R&D activities.
For the year ended December 31, 2021, the Company recognized collaboration and license revenue of $77.9 million primarily related to reimbursable R&D activities associated with the performance obligation for the two-year extension period through March 31, 2021 under the Original Collaboration Agreement and from April 1, 2021 through December 31, 2021 under the Amended Collaboration Agreement, all of which were recognized using the cost-based input model.
For the year ended December 31, 2020, the Company recognized collaboration and license revenue under the Original Collaboration Agreement of $87.4 million primarily related to reimbursable R&D activities, including $61.8 million associated with the performance obligation for the prior two-year extension period under the Original Collaboration Agreement, and $4.9 million related to collaboration and license revenue earned under the initial five-year term that ended in March 2020. Revenue related to reimbursable R&D activities was recognized using the cost-based input model.
Related Party Contract Assets and Liabilities
Amounts recognized as revenue prior to the Company having an unconditional right (or a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, the contract asset will be classified in current assets. As of December 31, 2022 and 2021, the Company did not have a related party contract asset.
Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the contract liability will be classified in current liabilities. As of December 31, 2022 and December 31, 2021, the Company recorded contract liabilities of $0.4 million and $17.8 million, respectively.
6.    Commitments and Contingencies
Operating Leases and Lease Guarantee
In December 2015, the Company entered into an operating lease agreement, or the 333 Oyster Point lease agreement, for its corporate office space and facilities at 333 Oyster Point Blvd., South San Francisco, California, or the 333 Oyster Point facility, for approximately 122,000 square feet that expires in December 2023. The 333 Oyster Point lease agreement provided a tenant improvement allowance of $15.2 million that the Company used in 2016 towards $22.3 million in total leasehold improvements that are amortized over the lease term of seven years. As of December 31, 2022, restricted cash on the Company's consolidated balance sheets included a letter of credit in the amount of $1.5 million required under the 333 Oyster Point lease agreement.
As of December 31, 2022, the weighted-average remaining lease term for the 333 Oyster Point lease agreement was 1 year and the weighted-average discount rate used to determine the Company's operating lease liability was 2.85%. Cash paid for amounts included in the measurement of the lease liabilities were $5.3 million and $5.1 million for the years ended December 31, 2022 and December 31, 2021, respectively.
During the year ended December 31, 2022, the components of lease costs, which were included in general and administrative expenses on the Company's consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease costs	$2,166	$2,166
Variable lease costs (1)	1,286	1,235
Total lease costs	$3,452	$3,401
_________________
(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
As of December 31, 2022, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total undiscounted lease payments for the year ending December 31, 2023	5,455
Less: present value adjustment	(70)
Present value of lease liabilities	$5,385
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
7. Stockholders’ Equity
Preferred Stock
The Company has 10.0 million shares of preferred stock authorized, which may be issued at the discretion of the Company’s board of directors. The board of directors may issue shares of preferred stock in one or more series and may fix the number, rights, preferences, privileges and restrictions on such shares. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. As of December 31, 2022, the Company does not have any shares of preferred stock issued or outstanding.
Common Stock
Public Offering of Common Stock
In January 2021, the Company sold 5.3 million shares of its common stock through an underwritten public offering at a price to the public of $27.00 per share for aggregate net proceeds to the Company of $134.6 million, after deducting underwriting discounts and commissions and other offering expenses paid by the Company. The offering closed on January 8, 2021.
As of December 31, 2022 and 2021, the Company had 81.9 million and 78.0 million shares of common stock outstanding, respectively.
The Company had reserved the following shares of common stock for issuance as follows (in thousands):

	December 31,
	2022	2021
Reserve balance for Sales Agreement	10,937	14,183
Common stock options outstanding	14,215	10,485
Common stock options available for grant	5,661	6,698
ESPP shares available for purchase	264	507
401(k) matching plan	192	18
Total	31,269	31,891
Open Market Sale Agreement
In June 2020, the Company entered into the Sales Agreement with Jefferies relating to the sale of shares of its common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies acting as its sales agent. During the year ended December 31, 2022, approximately 3.2 million shares were sold pursuant to the Sales Agreement for net proceeds to the Company of $49.4 million, after deducting issuance costs. As of December 31, 2022, $76.2 million of the Company’s common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
Equity Incentive Plan
In 2018, the Company adopted the 2018 Equity Incentive Plan, or the 2018 Plan, for eligible employees, officers, directors, advisors and consultants, which provides for the grant of incentive and non-statutory stock options, restricted stock awards and stock appreciation rights. The terms of the stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2018 Plan. Options granted by the Company generally vest within four years and are exercisable from the grant date until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of the Company. Pursuant to the terms of the 2018 Plan, the number of shares reserved and available to issue will automatically increase on January 1st of each year in an amount equal to 4% of the total number of common shares outstanding on the December 31st immediately preceding calendar year, unless the board of directors elects to forego or reduce such increase. As of December 31, 2022, 19.9 million shares of common stock had been authorized for issuance under the 2018 Plan and the Company's 2008 Equity Incentive Plan which expired in 2018.
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
2019 Employee Stock Purchase Plan
In March 2019, the Company adopted the ESPP. The Company reserved 1,000,000 shares of common stock pursuant to purchase rights granted to the Company’s employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each calendar year, beginning January 1, 2020, by the lesser of (1) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 1,000,000 shares or (3) a number determined by the Company’s board of directors that is less than (1) and (2). Under the ESPP, eligible employees are granted the right to purchase shares of the Company’s common stock through payroll deductions that cannot exceed 15.0% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan. As of December 31, 2022, 736,170 shares of common stock had been purchased under the ESPP.

Stock Option Activity
A summary of the activity under the 2008 Plan and the 2018 Plan is as follows:

	Outstanding Options		Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
	Number of Options (in Thousands)	Weighted Average Exercise Price
Balances at December 31, 2021	10,485	$15.79	6.68	$52,349
Options granted	4,925	12.82
Options exercised	(426)	7.01
Options forfeited	(552)
Options expired	(217)	20.98
Balances at December 31, 2022	14,215	$14.74	6.89	$1,749
Vested and expected to vest at December 31, 2022	13,646	$14.78	6.79	$1,749
Exercisable at December 31, 2022	9,087	$13.99	5.63	$1,749
The aggregate intrinsic values of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
Stock-Based Compensation Expense
Stock-based compensation expense for stock options was calculated based on awards previously granted to employees, directors and non-employees that are ultimately expected to vest and has been reduced for estimated forfeitures.
Stock-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$17,875	$14,271	$8,339
General and administrative	14,508	11,971	7,312
Total stock-based compensation expense	$32,383	$26,242	$15,651
Stock-based compensation expense included expense related to the ESPP of $2.9 million, $1.6 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The expected volatility is based on the historical volatility of the Company's stock and the stock of similar entities within the Company’s industry over periods commensurate with the Company’s expected term assumption. The expected term of stock option grants represents the weighted-average period the options are expected to remain outstanding and is based on the “simplified” method where the expected term is the midpoint between the vesting date and the end of the contractual term for each option. The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term. In reference to the expected dividend yield assumption, the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $8.63, $18.57 and $10.86 per share, respectively. The intrinsic value of stock options exercised was $3.2 million, $34.2 million and $40.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Due to the Company’s net operating losses, the Company did not realize any tax benefits from stock-based payment arrangements for the years ended December 31, 2022, 2021 and 2020.
The fair value of stock option awards granted to employees and directors was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average valuation assumptions:

	Year Ended December 31,
	2022	2021	2020
Volatility	78%	72%	68%
Expected term (years)	5.93	5.98	6.23
Risk-free interest rate	2.52%	0.95%	1.04%
Expected dividend yield	—	—	—
As of December 31, 2022, total compensation cost not yet recognized related to unvested stock options granted to employees and directors was $54.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.
The fair value of the rights granted to employees under the ESPP was estimated at the date of offer using a Black-Scholes option-pricing model with the following weighted average valuation assumptions:

	Year Ended December 31,
	2022	2021	2020
Volatility	110%	72%	74%
Expected term (years)	1.63	1.27	1.17
Risk-free interest rate	3.76%	0.27%	0.15%
Expected dividend yield	—	—	—
8. Employee Benefit Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. In December 2011, the Company adopted the 401(k) Matching Plan, under which the Company makes matching contributions in the form of common stock at a rate of $1.00 for each $2.00 of employee contributions up to a maximum of $3,500 of common stock per employee per year beginning in 2022 and $750 prior to 2022. As of December 31, 2022 and 2021, the Company had reserved 192,385 and 17,813 shares of common stock for issuance pursuant to the 401(k) Matching Plan, respectively. Matching contributions of 7,615, 4,117 and 6,344 shares, or $137,000, $125,000 and $119,000 were issued for the years ended December 31, 2022, 2021 and 2020, respectively.
9. Income Taxes
The Company has reported pre-tax operating losses for all periods presented. The Company has not reflected any benefit for corresponding tax net operating loss carryforwards in the accompanying consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
The components of the Company’s losses before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(161,813)	$(120,858)	$(102,209)
Foreign	(854)	523	(278)
Total	$(162,667)	$(120,335)	$(102,487)

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal tax at statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differential	0.1	—	—
State, net of federal benefit	—	—	(0.1)
Stock-based compensation (recovery)	(1.3)	1.3	3.8
Change in valuation allowance	(19.9)	(21.8)	(25.0)
Other	0.1	(0.5)	0.3
Total	—%	—%	—%
The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$77,563	$83,322
Capitalized R&D Section 174	31,964	—
Stock-based compensation	4,739	7,579
Research and development credit	2,918	2,918
Lease liability	1,132	2,198
Other temporary differences	435	514
Total gross deferred tax assets	118,751	96,531
Deferred tax liabilities:
Depreciation and amortization	(779)	(997)
ROU asset	(440)	(850)
Non-qualified stock options with 83(b) election	(15)	(15)
Total gross deferred tax liabilities	(1,234)	(1,862)
Net deferred tax assets before valuation allowance	117,517	94,669
Deferred tax asset valuation allowance	(117,517)	(94,669)
Net deferred tax assets	$—	$—
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
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $22.8 million and $24.6 million during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company had approximately $345.4 million in federal net operating loss carryforwards to reduce future taxable income. Of this amount, $285.6 million was generated after December 31, 2017 and can be carried forward indefinitely. The federal net operating loss carryforwards generated prior to January 1, 2018 are subject to a 20-year carryforward period and will begin to expire after 2032. The utilization of the federal net operating loss carryforwards generated in fiscal year 2020 and onwards is limited to 80% of the federal taxable income. The Company also had approximately $466.6 million in state net operating loss carryforwards to reduce future taxable income, which will begin to expire after 2028, if not utilized.

In accordance with the 2017 Tax Act, research and experimental, or R&E, expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses.
The Company had approximately $3.1 million in federal R&D tax credits for each of the years ended December 31, 2022 and 2021. In addition, the Company had approximately $4.0 million in state R&D tax credits for each of the years ended December 31, 2022 and 2021. The federal research credits will begin to expire in the years 2028 through 2035, if not utilized. The state R&D credits have no expiration date and can be carried forward indefinitely.
As of December 31, 2022, the Company had no foreign net operating loss carryforwards. As of December 31, 2021, the Company had foreign net operating loss carryforwards of approximately $21.3 million which had no expiration date.
Utilization of the Company’s net operating losses and R&D tax credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and R&D tax credits before utilization.
A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of year	$25,870	$10,346	$3,819
Additions based on tax positions related to prior year	49	4,447	314
Additions based on tax positions related to current year	12,778	11,077	6,213
Balance at end of year	$38,697	$25,870	$10,346
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2022 and 2021, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
The Company files U.S. federal, state and foreign income tax returns with varying statutes of limitations. The tax years from inception in 2008 to December 31, 2022 remain subject to examination.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued an audit report on our internal control over financial reporting as of December 31, 2022 which appears below.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NGM Biopharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited NGM Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NGM Biopharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Mateo, California
February 28, 2023
Item 9B.    Other Information.
On February 27, 2023, the Compensation Committee of our Board of Directors approved an addendum, or the Addendum, to the offer letter agreement between us and Hsiao D. Lieu, M.D., dated January 16, 2019. Pursuant to the Addendum, in the event of a termination without cause (and other than as a result of death or disability) or resignation for good reason, in either case on or within 18 months after the effective date of a change in control of the Company, and contingent on execution of an effective release of claims against us and satisfaction of certain other conditions, Dr. Lieu will be entitled to (i) continued payment of his base salary for six months; (ii) payment or reimbursement of COBRA premiums for him and his eligible dependents for up to six months; and (iii) full vesting of any unvested equity awards held by Dr. Lieu.
The foregoing description of the Addendum does not purport to be complete and is qualified in its entirety by reference to the full text of the Addendum, which is filed herewith as Exhibit 10.14.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Matters” and “Executive Officers” to be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement. If required, information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” to be included in our 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2022.
Our written code of business conduct and ethics, the Code of Conduct, applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct is available on our corporate website at https://www.ngmbio.com/ in the Investors & Media section under “Corporate Governance.” We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

Item 11.    Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “CEO Pay Ratio” and “Director Compensation” in the 2023 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans at December 31, 2022” in the 2023 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships, related transactions and director independence is incorporated by reference to the information set forth under the caption “Transactions with Related Persons and Indemnification” and “Corporate Governance and Board Matters” in the 2023 Proxy Statement.
Item 14.    Principal Accounting Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 3—Ratification of Selection of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.
3.Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38853	3.1	4/8/19
3.2	Amended and Restated Bylaws	S-1	333-227608	3.4	9/28/18
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 20, 2015.	S-1	333-227608	4.1	9/28/2019
4.2	Form of Common Stock Certificate.	S-1	333-227608	4.2	4/1/2019
4.3	Description of Capital Stock.	10-K	001-38853	4.3	3/17/2020
10.1*	2008 Equity Incentive Plan, as amended.	S-1	333-227608	10.1	9/28/2018
10.2*	Form of Stock Option Agreement and Stock Option Grant Notice under the 2008 Equity Incentive Plan.	S-1	333-227608	10.2	9/28/2018
10.3*	Amended and Restated 2018 Equity Incentive Plan.	S-1	333-227608	10.3	3/25/2019

10.4*	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the Amended and Restated 2018 Equity Incentive Plan.	S-1	333-227608	10.4	3/25/2019
10.5*	Forms of Restricted Stock Unit Agreement and Notice of Grant of Restricted Stock Unit under the Amended and Restated 2018 Equity Incentive Plan.	S-1	333-227608	10.5	3/25/2019
10.6*	2019 Employee Stock Purchase Plan.	S-1	333-227608	10.6	3/25/2019
10.7*	Form of Indemnification Agreement, by and between NGM Biopharmaceuticals, Inc. and each of its directors and executive officers.	S-1	333-227608	10.7	9/28/2018
10.8*	NGM Biopharmaceuticals, Inc. Non-Employee Director Compensation Policy.	S-1	333-227608	10.8	3/25/2019
10.9*	Amended and Restated Non-Employee Director Executive Compensation Policy					X
10.10*	Forms of Stock Option Agreement and Notice of Grant of Stock Option for Non-employee Directors Under the Amended and Restated 2018 Equity Incentive Plan.	10-Q	001-38853	10.2	8/5/2021
10.11	Sublease Agreement, by and between NGM Biopharmaceuticals, Inc. and AMGEN Inc., dated December 11, 2015.	S-1	333-227608	10.9	9/28/2018
10.12*	Executive Employment Offer Letter, by and between NGM Biopharmaceuticals, Inc. and Jin-Long Chen, Ph.D.	S-1	333-227608	10.11	9/28/2018
10.13*	Executive Employment Agreement, by and between NGM Biopharmaceuticals, Inc. and David Woodhouse, Ph.D.	S-1	333-227608	10.13	3/25/2019
10.14*	Offer Letter Agreement, by and between the Registrant and Hsiao D. Lieu, M.D., dated as of January 16, 2019.					X
10.15*	Offer Letter Agreement, by and between the Registrant and Valerie L. Pierce, dated as of August 6, 2019, and related information.	10-Q	001-38853	10.3	5/6/2021
10.16*	Offer Letter Agreement, by and between the Registrant and Siobhan Nolan Mangini, dated as of May 20, 2020.	10-Q	001-38853	10.12	8/12/2020
10.17#	Research Collaboration, Product Development and License Agreement by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp., dated as of February 18, 2015.	S-1	333-227608	10.15	9/28/2018
10.18	Letter Agreement, by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp., dated as of March 20, 2015.	S-1	333-227608	10.17	9/28/2018
10.19**	Amended and Restated Research Collaboration, Product Development and License Agreement, made effective as of June 30, 2021, by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp.	10-Q	001-38853	10.1	8/5/2021

10.20#	Multi-Product Licence Agreement by and between NGM Biopharmaceuticals, Inc. and Lonza Sales AG, dated as of October 31, 2014, as amended by Amendment No. 1 on July 28, 2015, Amendment No. 2 on October 7, 2015, Amendment No. 3 on April 26, 2016, Amendment No. 4 on October 3, 2017, Amendment No. 5 on March 16, 2018 and Amendment No. 6 on February 6, 2019.	S-1	333-227608	10.17	4/1/2019
10.21**	Amendment No. 7 on December 22, 2020 to Multi-Product Licence Agreement by and between NGM Biopharmaceuticals, Inc. and Lonza Sales AG, dated as of October 31, 2014.	10-K	001-38853	10.17	3/15/2020
10.22**	Amendment No. 8 on February 10, 2021 to Multi-Product Licence Agreement by and between NGM Biopharmaceuticals, Inc. and Lonza Sales AG, dated as of October 31, 2014.	10-K	001-38853	10.18	3/15/2020
10.23**	Amendment No. 9 on November 3, 2021 to Multi-Product Licence Agreement by and between NGM Biopharmaceuticals, Inc. and Lonza Sales AG, dated as of October 31, 2014.	10-K	001-38853	10.23	3/1/2022
10.24	Letter Agreement, by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp., dated as of March 15, 2019.	S-1	333-227608	10.18	3/25/2019
10.25	Letter Agreement, by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp., dated as of March 30, 2022.	10-Q	001-38853	10.1	5/5/2022
10.26	Lease agreement, by and between NGM Biopharmaceuticals, Inc. and HCP BTC, LLC, dated as of July 7, 2022.	10-Q	001-38853	10.1	8/4/2022
21.1	Subsidiaries of NGM Biopharmaceuticals, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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
The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGM Biopharmaceuticals, Inc.

Date: February 28, 2023	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director

Date: February 28, 2023	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David J. Woodhouse, Siobhan Nolan Mangini and Valerie Pierce, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Woodhouse	Chief Executive Officer and Director	February 28, 2023
David J. Woodhouse, Ph.D.	(Principal Executive Officer)

/s/ Siobhan Nolan Mangini	President and Chief Financial Officer	February 28, 2023
Siobhan Nolan Mangini	(Principal Financial and Accounting Officer)

/s/ Bill Rieflin	Chairman and Director	February 28, 2023
William J. Rieflin

/s/ Jin-Long Chen	Chief Scientific Officer and Director	February 28, 2023
Jin-Long Chen, Ph.D.

/s/ David V. Goeddel, Ph.D.	Director	February 28, 2023
David V. Goeddel, Ph.D.

/s/ Shelly D. Guyer	Director	February 28, 2023
Shelly D. Guyer

/s/ Carole Ho	Director	February 28, 2023
Carole Ho, M.D.

/s/ Suzanne Sawochka Hooper	Director	February 28, 2023
Suzanne Sawochka Hooper

/s/ Roger M. Perlmutter, M.D.	Director	February 28, 2023
Roger M. Perlmutter, M.D.