Form 10-K/A
period 2022-12-31
NGM BIOPHARMACEUTICALS INC
filed 2023-03-01
CIK 1426332

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
As of February 22, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 82,046,499.

Audit Firm ID	Auditor Name	Auditor Location
PCAOB ID No. 42	Ernst & Young LLP	San Mateo, California
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
for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “Original Filing”) to correct an inadvertent error that was included in Exhibit 31.2 to the Original Filing. In the version of Exhibit 31.2 filed with the Original Filing, the phrase “and internal control over financial reporting (as defined in Exchange Act Rules
13a-15(f)
and
15d-15(f))”
was inadvertently omitted from the introductory language in Section 4 of such exhibit. The Company is filing this Amendment solely for the purpose of correcting the text of the certification contained in Exhibit 31.2 of the Original Filing.
No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the Original Filing (i.e., those events occurring after February 28, 2023) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.
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

NGM Biopharmaceuticals, Inc.

Date: March 1, 2023	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director

Date: March 1, 2023	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
President and Chief Financial Officer