Form 10-Q
period 2023-03-31
NGM BIOPHARMACEUTICALS INC
filed 2023-05-04
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, the registrant had 82,358,909 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022*
Assets
Current assets:
Cash and cash equivalents	$67,549	$73,456
Short-term marketable securities	163,455	198,036
Related party receivable from collaboration	1,257	7,580
Prepaid expenses and other current assets	8,769	9,787
Restricted cash	1,499	—
Total current assets	242,529	288,859
Property and equipment, net	7,966	8,496
Operating lease right-of-use asset	1,586	2,096
Restricted cash	2,455	3,954
Other non-current assets	4,301	3,997
Total assets	$258,837	$307,402
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,293	$8,453
Accrued liabilities	20,161	33,638
Operating lease liability, current	4,073	5,385
Contract liabilities	376	366
Total current liabilities	37,903	47,842
Total liabilities	37,903	47,842
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 82,056 and 81,885 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	82	82
Additional paid-in capital	850,229	841,413
Accumulated other comprehensive loss	(97)	(302)
Accumulated deficit	(629,280)	(581,633)
Total stockholders' equity	220,934	259,560
Total liabilities and stockholders' equity	$258,837	$307,402
See accompanying notes to these unaudited condensed consolidated financial statements.
*The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Related party revenue	$2,247	$20,948
Operating expenses:
Research and development	40,857	42,806
General and administrative	11,584	10,723
Total operating expenses	52,441	53,529
Loss from operations	(50,194)	(32,581)
Interest income, net	2,584	176
Other expense, net	(37)	(45)
Net loss	$(47,647)	$(32,450)
Net loss per share, basic and diluted	$(0.58)	$(0.42)
Weighted average shares used to compute net loss per share, basic and diluted	82,008	78,023

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(47,647)	$(32,450)
Other comprehensive gain (loss), net of tax:
Net unrealized gain (loss) on available-for-sale marketable securities	205	(548)
Total comprehensive loss	$(47,442)	$(32,998)

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	81,885	$82	$841,413	$(302)	$(581,633)	$259,560
Issuance of common stock upon exercise of stock options	171	—	279	—	—	279
Stock-based compensation expense	—	—	8,537	—	—	8,537
Comprehensive gain	—	—	—	205	—	205
Net loss	—	—	—	—	(47,647)	(47,647)
Balance at March 31, 2023	82,056	$82	$850,229	$(97)	$(629,280)	$220,934

	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	77,962	$78	$754,664	$(129)	$(418,966)	$335,647
Issuance of common stock upon exercise of stock options	125	—	668	—	—	668
Stock-based compensation expense	—	—	7,820	—	—	7,820
Comprehensive loss	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	(32,450)	(32,450)
Balance at March 31, 2022	78,087	$78	$763,152	$(677)	$(451,416)	$311,137

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(47,647)	$(32,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,537	7,820
Depreciation	609	1,427
(Accretion of discount) amortization of premium on marketable securities	(1,525)	518
Non-cash lease expense	510	475
Other non-cash expenses	538	460
Changes in operating assets and liabilities:
Related party receivable from collaboration	6,323	4,842
Prepaid expenses and other assets	714	241
Accounts payable	4,840	(431)
Accrued and other liabilities	(13,424)	(4,747)
Operating lease liability	(1,312)	(1,236)
Contract liabilities	10	(12,657)
Net cash used in operating activities	(41,827)	(35,738)
Investing activities
Purchase of marketable securities	(14,464)	(86,904)
Proceeds from maturities of marketable securities	50,775	80,336
Purchases of property and equipment	(670)	(285)
Net cash provided by (used in) investing activities	35,641	(6,853)
Financing activities
Proceeds from exercise of stock options	279	668
Net cash provided by financing activities	279	668
Net decrease in cash and cash equivalents	(5,907)	(41,923)
Cash, cash equivalents and restricted cash, at beginning of period	77,410	153,294
Cash, cash equivalents and restricted cash, at end of period	$71,503	$111,371

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases not yet paid	$15	$436
See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary, NGM Biopharmaceuticals Australia Pty Ltd., or NGM Australia, collectively referred to as the Company, is a biopharmaceutical company focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying grievous diseases with critical unmet or underserved patient need. The Company's portfolio of product candidates range from early discovery to Phase 2b development and includes four programs in active ongoing clinical development. The Company has additional programs that are in various stages of development ranging from functional validation to preclinical development.
The Company was incorporated in Delaware in December 2007 and commenced operations in 2008. The Company's headquarters are located at 333 Oyster Point Blvd., South San Francisco, California 94080.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and Regulation S-X for interim consolidated financial information. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S Securities and Exchange Commission, or SEC, on February 28, 2023. These unaudited condensed consolidated financial statements reflect all adjustments that management believes are necessary for a fair presentation of the periods presented. All such adjustments are of a normal recurring nature and are not necessarily indicative of results expected for the full fiscal year ending December 31, 2023, or for any subsequent interim period.
These unaudited condensed consolidated financial statements include the consolidated accounts of NGM Biopharmaceuticals, Inc. and its wholly-owned foreign subsidiary, NGM Australia. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Specific accounts that require management estimates include, but are not limited to, stock-based compensation expense, contract manufacturing accruals, clinical trial accruals and revenue recognition in accordance with Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates, and to the extent that there are differences between management's estimates and actual results, the Company's future financial statement presentation, financial condition, results of operations and cash flows may be affected.
Sources and Uses of Liquidity
Since inception, the Company has incurred net losses and negative cash flow from operations. During the three months ended March 31, 2023 and 2022, net losses were $47.6 million and $32.5 million, respectively. As of March 31, 2023, the Company had an accumulated deficit of $629.3 million. The Company expects its accumulated deficit will continue to increase over time and does not expect to experience positive cash flows from operations in the near future.
As of March 31, 2023, the Company had $231.0 million of cash, cash equivalents and short-term marketable securities.

In June 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC. As of March 31, 2023, $76.2 million of the Company's common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
The Company believes its existing cash, cash equivalents and short-term marketable securities will be sufficient to fund its operations for a period of at least one year from the issuance of these condensed consolidated financial statements.
To fully implement the Company’s business plan and fund its operations, the Company needs to raise significant additional capital through public or private equity or debt offerings (which may include potential net proceeds from future sales, if any, under the Sales Agreement), collaboration, out licensing, partnership or other business development arrangements, or a combination of the foregoing. None may be possible and, as a result, the Company may need to significantly delay, scale back or discontinue development of or abandon some or all of its product candidates, or scale back or discontinue the Company's discovery research efforts, any of which could have a material adverse effect on the Company's business, operating results and prospects, or the Company may be required to cease operations altogether.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, the related party receivable from collaboration and other current assets and liabilities approximate their respective fair values due to their short-term nature.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by investing in highly rated money market funds and placing its cash with banks it believes are highly creditworthy in amounts that may at times exceed federally insured limits. As of March 31, 2023 and December 31, 2022, cash and cash equivalents consisted of bank deposits and investments in money market funds.
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
The Company’s investments are regularly reviewed for other-than-temporary declines in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its carrying value and this decline is other-than-temporary, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of March 31, 2023, the Company did not record any impairment related to other-than-temporary declines in the fair value of securities.
Restricted Cash
The Company’s restricted cash balances represent collateral required under the Company’s facility lease agreements. Collateral that will not be returned to the Company within twelve months from the date of these condensed consolidated financial statements is classified as a non-current asset.
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
In reference to the recent closure of Silicon Valley Bank, or SVB, which is now a division of First Citizens Bank, as of March 31, 2023, the Company had approximately $6.0 million in deposits and other accounts with SVB, consisting of $4.0 million in letters of credit related to the Company's facilities leases that were classified as restricted cash on the Company's balance sheet and approximately $1.9 million held in a sweep account used to purchase shares in money-market funds through SVB. The Company incurred no losses as a result of the closure of SVB.
Related party receivables from collaboration and partnering arrangements are typically unsecured. Accordingly, the Company may be exposed to credit risk generally associated with its current amended and restated research collaboration, product development and license agreement, or the Amended Collaboration Agreement, with Merck Sharp & Dohme LLC, or Merck, and any future collaboration or partnering arrangements with other potential future partners. To date, the Company has not experienced any losses related to these receivables.
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
Merck accounted for 100% of the Company’s revenue for the three months ended March 31, 2023 and 2022.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of March 31, 2023 and December 31, 2022, no revision to the remaining useful lives or write-down of long-lived assets was required.
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
Stock-Based Compensation
The Company’s stock-based compensation programs include stock option and restricted stock unit, or RSU, grants, as well as shares issued under its 2019 Employee Stock Purchase Plan, or ESPP. Grants are awarded to employees, directors and non-employees. The Company measures stock-based compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures materially differ from estimates. The Company calculates the fair value measurement of stock options using the Black-Scholes option-pricing model.
Comprehensive Loss
Comprehensive loss is composed of net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized gains or losses, net of taxes, on the Company’s marketable securities.

Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period, less shares subject to repurchase and excludes any dilutive effects of stock-based options and awards. Diluted net income per share is computed by giving effect to all potentially dilutive shares, including common stock issuable upon exercise of stock options and the assumed vesting of outstanding RSUs. However, where there is a diluted net loss per share, no adjustment is made for potentially issuable shares since their effect would be anti-dilutive. In this case, diluted net loss per share is equal to basic net loss per share.
Net loss per share was computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(47,647)	$(32,450)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	82,008	78,023
Net loss per share—basic and diluted	$(0.58)	$(0.42)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	17,986	13,240
Shares committed under the ESPP	1,114	390
RSUs	989	—
Total	20,089	13,630
Segment and Geographical Information
The Company operates in one business segment. Substantially all of the Company’s long-lived assets, primarily comprised of property and equipment, are based in the United States. For the three months ended March 31, 2023 and 2022, the Company’s revenues were entirely within the United States based upon the location of the Company and Merck.
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

3. Fair Value Measurements
Cash equivalents and marketable securities are classified as available-for-sale securities and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of March 31, 2023
U.S. treasury securities	$68,794	$3	$(61)	$68,736
Money market funds	64,816	—	—	64,816
Commercial paper	40,002	—	—	40,002
Corporate and agency bonds	34,258	—	(52)	34,206
U.S. government agency securities	20,498	13	—	20,511
Totals	$228,368	$16	$(113)	$228,271
Classified as:
Cash and cash equivalents				$64,816
Short-term marketable securities (amortized cost of $163,552)				163,455
Total				$228,271

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2022
U.S. treasury securities	$89,039	$7	$(160)	$88,886
Money market funds	62,844	—	—	62,844
Corporate and agency bonds	46,300	—	(200)	46,100
Commercial paper	42,746	—	—	42,746
U.S. government agency securities	20,253	51	—	$20,304
Totals	$261,182	$58	$(360)	$260,880
Classified as:
Cash and cash equivalents				$62,844
Short-term marketable securities (amortized cost of $198,338)				198,036
Total				$260,880
The cash and cash equivalents amount in the table above excludes cash on deposit with banks of $2.7 million and $10.6 million as of March 31, 2023 and December 31, 2022, respectively.
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
As of March 31, 2023 and December 31, 2022, all of the Company’s marketable securities had remaining contractual maturities of less than one year. As of March 31, 2023, the Company had 15 marketable securities in an unrealized loss position compared to 19 marketable securities in an unrealized loss position as of December 31, 2022. Marketable securities that had been in unrealized loss positions as of March 31, 2023 and December 31, 2022 were in an unrealized loss position for less than twelve months. The Company does not need to nor does it intend to sell marketable securities that are in an unrealized loss position and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by major security type, the Company's available-for-sale securities that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements
As of March 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$68,736	$—	$—	$68,736
Money market funds	64,816	—	—	64,816
Commercial paper	—	40,002	—	40,002
Corporate and agency bonds	—	34,206	—	34,206
U.S. government agency securities	—	20,511	—	20,511
Totals	$133,552	$94,719	$—	$228,271

	Fair Value Measurements
As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$88,886	$—	$—	$88,886
Money market funds	62,844	—	—	62,844
Corporate and agency bonds	—	46,100	—	46,100
Commercial paper	—	42,746	—	42,746
U.S. government agency securities	—	20,304	—	20,304
Totals	$151,730	$109,150	$—	$260,880
The Company estimates the fair values of investments in commercial paper, corporate and agency bond securities and U.S. government agency securities using Level 2 inputs by taking into consideration valuations obtained from third-party pricing services.
There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2023 and year ended December 31, 2022.
4. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$67,549	$73,456
Restricted cash	3,954	3,954
Total cash, cash equivalents and restricted cash	$71,503	$77,410

Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$25,867	$25,866
Laboratory equipment and office furniture	23,879	23,807
Computer equipment	1,433	1,433
Construction-in-progress	290	284
Total property and equipment, gross	51,469	51,390
Less: accumulated depreciation and amortization	(43,503)	(42,894)
Total property and equipment, net	$7,966	$8,496
Depreciation expense was $0.6 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Clinical trials and research and development costs	$8,836	$14,597
Personnel-related costs	4,897	9,181
Manufacturing costs	1,440	6,026
Accrued expenses	4,988	3,834
Total accrued liabilities	$20,161	$33,638
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
Currently, the only ongoing research activities to be funded under the Amended Collaboration Agreement are certain CVM-related activities. The research phase for the CVM-related continuing programs will continue until March 31, 2024, unless the parties mutually agree to extend the research phase to March 31, 2026, in which case Merck would provide up to a total of $20.0 million in research funding during those additional two years. Remaining activities under the Lab Programs were substantially completed in the first quarter of 2023. The ophthalmology compounds in the collaboration under the Amended Collaboration Agreement initially included NGM621 (and its related compounds) and compounds directed against two other undisclosed ophthalmology targets (and their related compounds). Merck had a one-time option to license NGM621, its related compounds and the ophthalmology bundle upon completion of the Phase 2 CATALINA trial. In December 2022, Merck notified the Company that it would not exercise its option to license NGM621 and its related compounds, nor would Merck exercise the related ophthalmology bundle option; accordingly, these options expired unexercised in January 2023 and the programs are now wholly-owned by the Company. Further, Merck did not elect for the Company to continue to conduct R&D on any compounds from the Company's other ophthalmology programs that were subject to the collaboration, which are preclinical and directed to undisclosed targets. Such an election would have resulted in an extended or tail period in which Merck would continue to fund the Company's R&D of such ophthalmology compounds. Because Merck did not exercise its ophthalmology license options or make such a tail period election, the programs are now wholly-owned by the Company and the Company does not have any funding from Merck to pursue such ophthalmology programs.
Pursuant to the Amended Collaboration Agreement, the Company gained the right, in its sole discretion, to independently research, develop and commercialize the collaboration compounds known as NGM120, NGM707, NGM831 and NGM438, their related compounds and all other preclinical and research assets that the Company researched or developed under the Original Collaboration Agreement but that were not included within the R&D scope of the continuing collaboration, which are referred to as the released NGM compounds. Merck retained the right to receive royalties at low single-digit rates on the sales of any released NGM compounds that receive regulatory approval and, if the Company decides during a certain time period to engage in a formal partnering process for a released NGM compound or negotiations regarding a license or asset sale of a released NGM compound, the Company is obligated to notify Merck, provide Merck with certain information and engage in good faith, non-exclusive negotiations with respect to such released NGM compound with Merck at Merck’s request.
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
Under the Amended Collaboration Agreement, if Merck exercises the Merck license option for a continuing collaboration compound from a CVM-related continuing program or the Lab Programs, Merck will pay the Company a $6.0 million option exercise fee at the time of selection to progress such licensed continuing collaboration compound or any of its related compounds into preclinical development and an additional $10.0 million milestone payment if such continuing collaboration compounds or one of its related compounds subsequently completes a human proof-of-concept trial. Merck will be responsible, at its own cost, for any further development and commercialization activities for continuing collaboration compounds within any such licensed continuing program.
In March 2022, the Company and Merck entered into a letter agreement, or the Letter Agreement, regarding NGM621 manufacturing activities that the Company undertook with the intention of avoiding a significant delay between the completion of the CATALINA trial and the start of any Phase 3 clinical trial for NGM621.
The Company concluded that the Amended Collaboration Agreement is a separate arrangement containing a three-year performance obligation to provide distinct R&D services in accordance with ASC 606. The total transaction price under the Amended Collaboration Agreement is $119.6 million which includes $86.0 million in research funding for the four calendar quarters that ended on March 31, 2022, $15.7 million in research funding for the ophthalmology and CVM-related continuing programs and the Lab Programs during the remaining two years of the research phase after March 2022, $13.1 million in estimated NGM621 reimbursable expenses and costs during the remaining two years of the research phase after March 2022 and $4.75 million for reimbursable amounts paid in 2022 to a third-party manufacturer in accordance with the terms of the Letter Agreement. The Company will continue to re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company continues performing its R&D services in the area of both the continuing collaboration compounds and the released NGM compounds and has one performance obligation across all continuing programs. The Company will continue to use the cost-based input method to calculate the amount of revenue to recognize as services are being rendered from April 1, 2021 through March 31, 2024. For the period that started on April 1, 2023 and ends on March 31, 2024, the Company expects Merck will provide funding of only approximately $4.0 million in the aggregate for the ongoing CVM-related activities and for certain costs and reimbursements related to the NGM621 program and this amount is included in the transaction price.
The Company considered whether the Merck license option created material rights in the contract and concluded that the fee attached to the exercise of such option approximated the SSP of the promised goods or services included in the option. Therefore, the Company concluded that such option did not give rise to a material right, was not a performance obligation in the Amended Collaboration Agreement and, if and when exercised, would be accounted for as separate arrangements under ASC 606.
Merck owned approximately 16% of the Company's outstanding shares as of March 31, 2023.
Summary of Related Party Revenue
The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Related party revenue	$2,247	$20,948
For the three months ended March 31, 2023, the Company recognized collaboration and license revenue of $2.2 million primarily related to reimbursable R&D activities associated with the performance obligation under the Amended Collaboration Agreement under which Merck is providing significantly less annual R&D funding than it had provided through March 31, 2022. Revenue recognized related to the reimbursable R&D activities was recognized using the cost-based input model related to R&D activities.
Related Party Contract Assets and Liabilities
Amounts recognized as revenue prior to the Company having an unconditional right (or a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, the contract asset will be classified in current assets. As of March 31, 2023 and December 31, 2022, the Company did not have a related party contract asset.
Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the contract liability will be classified in current liabilities. The Company recorded contract liabilities of $0.4 million as of March 31, 2023 and as of December 31, 2022.
6. Commitments and Contingencies
Operating Leases and Lease Guarantee
In December 2015, the Company entered into an operating lease agreement, or the 333 Oyster Point lease agreement, for its corporate office space and facilities at 333 Oyster Point Blvd., South San Francisco, California, or the 333 Oyster Point facility, for approximately 122,000 square feet that expires in December 2023. The 333 Oyster Point lease agreement provided a tenant improvement allowance of $15.2 million that the Company used in 2016 towards $22.3 million in total leasehold improvements that are amortized over the lease term of seven years. As of March 31, 2023, restricted cash in current assets on the Company's condensed consolidated balance sheets included a letter of credit in the amount of $1.5 million required under the 333 Oyster Point lease agreement.
As of March 31, 2023, the weighted-average remaining lease term for the 333 Oyster Point lease agreement was 9 months and the weighted-average discount rate used to determine the Company's operating lease liability was 2.85%. Cash paid for amounts included in the measurement of the lease liabilities was $1.3 million in both the three month periods ended March 31, 2023 and 2022.

During the three months ended March 31, 2023 and March 31, 2022, the components of lease costs, which were included in general and administrative expenses on the Company's condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$541	$541
Variable lease costs (1)	339	324
Total lease cost	$880	$865
_____________
(1)Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
As of March 31, 2023, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total undiscounted lease payments for the remainder of the year ending December 31, 2023	4,111
Less: present value adjustment	(38)
Present value of lease liabilities	$4,073
In July 2022, the Company entered into an operating lease agreement, or the 2024 Lease Agreement, for its corporate office space and facilities at 333 Oyster Point Blvd., South San Francisco, California, which the Company currently occupies pursuant to a sublease agreement that is scheduled to expire on December 31, 2023. Pursuant to the 2024 Lease Agreement, the lease term with the new landlord begins on January 1, 2024 and expires on December 31, 2033, and the Company will pay an initial monthly base rent of approximately $0.9 million for the first year, which is subject to increase at an annual rate of 3.5% each year thereafter, plus certain operating and tax expenses. Base rent during the initial ten-year term of the 2024 Lease Agreement will total $124.1 million. The 2024 Lease Agreement provides a tenant improvement allowance of approximately $4.9 million. The Company has an option to extend the 2024 Lease Agreement for a period of either eight or ten years after the initial term. In July 2022, pursuant to the 2024 Lease Agreement, the Company provided the landlord with a letter of credit in the amount of $2.5 million that was reported as restricted cash in non-current assets on the Company's condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
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

7. Stock-Based Compensation
Stock Option Activity
A summary of the activity under the 2008 Plan and the 2018 Plan is as follows:

	Outstanding Options		Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
	Number of Options (In Thousands)	Weighted Average Exercise Price
Balances at December 31, 2022	14,215	$14.74	6.89	$1,749
Options granted	4,292	4.38
Options exercised	(171)	1.63
Options forfeited	(228)	12.13
Options expired	(122)	12.87
Balances at March 31, 2023	17,986	$12.44	6.82	$555
Vested and expected to vest at March 31, 2023	17,224	$12.55	6.70	$555
Exercisable at March 31, 2023	9,294	$14.35	4.99	$555
The aggregate intrinsic values of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 was $3.18 per share.
Employee Stock Purchase Plan
Under the ESPP, eligible employees are granted the right to purchase shares of the Company's common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan. As of March 31, 2023, 736,170 shares of common stock had been purchased under the ESPP.
Restricted Stock Units
During the three months ended March 31, 2023, the Company granted 1.0 million RSUs covering an equal number of shares of the Company's common stock to employees with a weighted-average grant date fair value of $4.36 per RSU. The fair value of RSUs is determined on the date of grant based on the market price of the Company's common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. No shares underlying the RSUs have vested or been released as of March 31, 2023.
Stock-Based Compensation Expense
Stock-based compensation expense was calculated based on awards previously granted to employees, directors and non-employees that are ultimately expected to vest and has been reduced for estimated forfeitures.
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$4,814	$4,211
General and administrative	3,723	3,609
Total stock-based compensation expense	$8,537	$7,820
As of March 31, 2023, total compensation cost not yet recognized related to unvested stock options was $58.5 million, which is expected to be recognized over a weighted-average period of 2.3 years. As of March 31,

2023, total compensation cost not yet recognized related to unvested RSUs was $3.7 million, which is expected to be recognized over a weighted-average period of 3.8 years.
8. Income Taxes
Since inception, the Company has incurred net losses, and the Company expects to record a net loss for the year ending December 31, 2023. Additionally, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company did not record a tax provision for income taxes for the three months ended March 31, 2023 and 2022.
9. Subsequent Event
On April 3, 2023, the Company's board of directors approved a restructuring of the Company's workforce pursuant to which the Company’s workforce will be reduced by 75 people, or approximately 33% of the Company’s existing headcount as of such date. The restructuring was communicated to employees on April 4, 2023. The Company estimated that it will incur approximately $5.0 million in restructuring charges in connection with the restructuring, consisting of (i) approximately $4.5 million in cash-based expenses related to employee severance and notice period payments, benefits and related costs, and (ii) approximately $0.5 million in non-cash stock-based compensation expense related to the vesting of share-based awards. The Company expects that the majority of the restructuring charges will be incurred in the second quarter of 2023 and that the execution of the restructuring, including cash payments, will be substantially complete by the end of the second quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the condensed consolidated financial statements and notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on February 28, 2023, or the 2022 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors that could impact our business, including those set forth in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” "aspire," “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
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
Overview of Our Business
We are a biopharmaceutical company focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying grievous diseases with critical unmet or underserved patient need. These diseases represent a significant burden for patients and healthcare systems and, in some cases, are leading causes of morbidity and mortality. Since the commencement of our operations in 2008, we have generated a portfolio of product candidates ranging from early discovery to Phase 2b development. Currently, we have four programs in active ongoing clinical development. Our biology-centric drug discovery approach is therapeutic area agnostic and aims to seamlessly integrate interrogation of complex disease-associated biology and protein engineering expertise to unlock proprietary insights that are leveraged to generate promising product candidates and enable their rapid advancement into proof-of-concept studies. As explorers on the frontier of life-changing science, we aspire to operate one of the most productive research and development engines in the biopharmaceutical industry. All therapeutic candidates in our pipeline have been generated by our in-house discovery engine, led by biology and motivated by patient need.
Our pipeline is currently divided into two categories with separate approaches to development strategy and resource allocation in an effort designed to enable more of the product candidates in our pipeline to be advanced as effectively and efficiently as possible. To that end, we are currently focusing most of our execution efforts and resources on advancing our clinical-stage solid tumor oncology programs to potentially rapid proof of concept. For our other programs that are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data, due to the need to conserve capital and prioritize focused execution, we are actively seeking, or intend to seek, as applicable, collaboration, out licensing, partnership or other business development arrangements, or BD Arrangements, with third-party partners with sufficient resources and relevant domain expertise in order to further their development.
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
•A Phase 1, Part 1a cohort evaluating NGM707 as a monotherapy was initiated in 2021 and a Phase 1, Part 1b cohort evaluating NGM707 in combination with pembrolizumab was initiated in 2022. Two Phase 2 expansion cohorts evaluating NGM707 in combination with pembrolizumab in specific tumor types were initiated in the first quarter of 2023.
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
•We are conducting an open-label Phase 1/1b clinical trial to evaluate NGM831 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced or metastatic solid tumors. A Phase 1, Part 1a cohort evaluating NGM831 as a monotherapy and a Phase 1, Part 1b cohort evaluating NGM831 in combination with pembrolizumab were initiated in 2022. Both cohorts are ongoing, and the protocol allows us to enroll up to 80 patients in these two cohorts.
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
•We are conducting an open-label, Phase 1/1b clinical trial to evaluate NGM438 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced or metastatic solid tumors. A Phase 1, Part 1a cohort evaluating NGM438 as a monotherapy and a Phase 1, Part 1b cohort evaluating NGM438 in combination with pembrolizumab were initiated in 2022. Both cohorts are ongoing, and the protocol allows us to enroll up to 80 patients in these two cohorts.
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
All four cohorts have completed enrollment.
Additional Programs Currently Without Significant Resource Allocation
Due to the need to conserve capital and prioritize focused execution, the remainder of our pipeline includes programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. These programs are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data. As a result, we are actively seeking, or intend to seek, as applicable, BD Arrangements with third-party partners possessing sufficient resources and relevant domain expertise in the relevant therapeutic area in order to further clinical development of these programs. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development. These programs are set forth below:
•NGM621. NGM621 is a humanized Immunoglobulin 1, or IgG1, monoclonal antibody administered via intravitreal, or IVT, injection. NGM621 was engineered to potently bind to, and be a long-acting inhibitor of, complement C3 with the treatment goal of reducing the rate of disease progression in patients with geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD.
•Aldafermin. Aldafermin is an engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection. Aldafermin is wholly-owned by us. In May 2023, we reported topline data from the Phase 2b ALPINE 4 trial of aldafermin in 160 patients with compensated cirrhosis due to non-alcoholic steatohepatitis, or NASH (liver fibrosis stage 4, or F4, by the NASH Clinical Research Network classification). The 48-week trial assessed the efficacy, safety and tolerability of 0.3 mg, 1 mg and 3 mg doses of aldafermin compared to placebo. The primary objective of the ALPINE 4 study was to evaluate the impact on Enhanced Liver Fibrosis, or ELF, score at week 48. The ELF score is a reproducible, quantitative non-invasive liver prognostic test that evaluates liver fibrosis and correlates to liver-related outcomes. The study met its primary endpoint with a statistically significant reduction in ELF score from baseline to week 48 in patients treated with 3 mg of aldafermin versus patients receiving placebo. Patients receiving 3 mg of aldafermin had a 0.5 point greater reduction in ELF at week 48 compared to patients receiving placebo (p-value=0.0003). On the secondary endpoint of fibrosis improvement of ≥1 stage (for which the trial was not statistically powered), 21% (p-value=0.39) and 23% (p-value=0.36) of patients in the 1 mg and 3 mg cohorts, respectively, achieved fibrosis improvement versus 15% in the placebo cohort at week 48. A 0.3 mg aldafermin cohort was part of the original design of the trial and enrolled 7 patients prior to being discontinued in favor of enrolling more patients in the 1 mg and 3 mg arms of the trial. Patients in the 0.3 mg arm were primarily evaluated for safety. Aldafermin was generally well tolerated with no treatment-related serious adverse events and a safety and tolerability profile generally consistent with prior trials of aldafermin, including higher levels of gastrointestinal events in patients treated with aldafermin as compared to patients treated with placebo.
•MK-3655 (NGM313). MK-3655 (NGM313) is an agonistic antibody discovered by us that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or FGFR1c/KLB, which regulates insulin sensitivity, blood glucose and liver fat and is administered every four weeks through a subcutaneous injection. MK-3655 (NGM313) was licensed by Merck in November 2018 and was being developed by

Merck in patients with NASH and liver fibrosis stage 2 or 3. In April 2023, the license rights granted to Merck with respect to MK-3655 (NGM313) reverted to us and the program is now wholly-owned by us.
•NGM936. NGM936 is a bispecific T cell engager therapeutic candidate for the treatment of hematologic malignancies that targets ILT3 and cluster of differentiation 3, or CD3. NGM936 is designed to direct T cell mediated killing of ILT3-positive cancer cells while sparing normal hematopoietic stem cells, or HSCs, and minimizing CD3-driven cytokine release. ILT3, a myeloid-cell restricted receptor, has enriched expression in myelomonocytic leukemia, monocytic leukemia and leukemia stem cells but is not expressed on healthy HSCs. This expression profile of ILT3 may make it an effective target for the treatment of monocytic acute myeloid leukemia, or AML, and multiple myeloma. NGM936 has been evaluated in preclinical studies, where it has demonstrated the ability to potently kill ILT3+ AML cells, kill ILT3+ multiple myeloma cells and preserve healthy bone marrow cells.
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
Business Development and Merck Collaboration Updates
Pursuing BD Arrangements has been and is expected to continue to be a key component of our strategy. Given the breadth of opportunities that have been, and may in the future be, produced by our discovery engine, we are actively seeking, or intend to seek, as applicable, BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our product candidates. We believe that this strategy, if successfully implemented, may enable more of the programs in our pipeline, including those in active development by us, to be advanced as effectively and efficiently as possible. As described above, further development of NGM621, aldafermin, MK-3655 (NGM313) and NGM936 is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of those programs unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
Our collaboration with Merck, described in "Business - Licensing and Collaboration Arrangements - Merck Collaboration" in Part I, Item 1 of the 2022 Annual Report on Form 10-K and Note 5, “Research Collaboration and License Agreements - Merck,” in our notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, historically provided us with robust financial support that enabled us to broaden and accelerate our research efforts and to develop more product candidates for major indications than we likely could have advanced on our own. We do not have any committed external source of funds, other than pursuant to our collaboration with Merck under the amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement. Currently, the only ongoing activities funded under the Amended Collaboration Agreement are ongoing cardiovascular or metabolic-, or CVM-, related activities. In 2023, the R&D funding we receive from Merck under the Amended Collaboration Agreement will be limited and continue to be substantially lower on an annual basis than the research funding previously provided by Merck. In this regard, for the period that started on April 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $4.0 million in the aggregate from Merck for the ongoing CVM-related activities and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal. The research phase for the CVM-related programs under the Amended Collaboration Agreement will continue through March 31, 2024, unless the parties mutually agree to extend the research phase through March 31, 2026, in which case Merck would provide up to a total of $20.0 million in R&D funding during the additional two years of the CVM program research phase.
Restructuring
On April 4, 2023, we announced a restructuring of our workforce pursuant to which our workforce will be reduced by 75 people, or approximately 33% of our existing headcount as of such date. We estimated that we will incur approximately $5.0 million in restructuring charges in connection with the restructuring, consisting of (i) approximately $4.5 million in cash-based expenses related to employee severance and notice period payments, benefits and related costs, and (ii) approximately $0.5 million in non-cash stock-based compensation expense related to the vesting of share-based awards. We expect that the majority of the restructuring charges will be incurred in the second quarter of 2023 and that the execution of the restructuring, including cash payments, will be substantially complete by the end of the second quarter of 2023.

Operational Updates
We do not own, and have no plans to establish, any manufacturing facilities. All of our manufacturing activities are outsourced to third-party contract development and manufacturing organizations or third-party contract manufacturing organizations, which we refer to collectively as CMOs, which are generally single-source suppliers of the drug product or drug substance they are manufacturing for us. We also utilize third-party contract research organizations, or CROs, to carry out many of our clinical development activities. We expect to be reliant on CMOs and CROs for these activities for the foreseeable future. Significant portions of our research and development, or R&D, resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. If our CROs and CMOs fail to satisfy their contractual duties to us or meet expected deadlines or if our CMOs experience difficulties in scaling production, higher than anticipated costs or lower than anticipated yields, product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, difficulties with quality control, product stability or quality assurance testing, or difficulties procuring raw materials or components as a result of the ongoing COVID-19 pandemic or otherwise, our ongoing and planned trials and possible acceleration or expansion of those trials may be delayed, perhaps substantially, or abandoned, which could materially and adversely affect our business. For example, in 2022, our planned individual new drug application, or IND, submissions for NGM831 and NGM438 were delayed due to challenges at one of our CMOs with respect to the manufacture of those product candidates, primarily related to analytical method qualification and release testing. It is possible that we could experience further supply-related delays that would create supply challenges and possible timing delays for ongoing and planned clinical trials or delay the commencement of first-in-human testing of future product candidates. In addition, there is increased competition in the biotechnology industry for CMO manufacturing slots and other capabilities generally, which has had, and may continue to have, a negative impact on the availability of manufacturing capacity and therefore our ability to supply clinical trial materials for planned, ongoing, accelerated or expanded clinical trials. Our CMOs’ facilities and operations have also been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff. Changes in economic conditions, supply chain constraints, labor, raw material and component shortages and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. These supply chain effects, increased competition and higher costs of acquired goods and services may negatively impact our business operations and our financial results.
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
We seek to allocate our capital efficiently and strategically and fund our active development portfolio based on each program’s scientific and other merits. Our discipline has been demonstrated by our decision not to proceed with development activities on multiple potentially viable product candidates for portfolio management and capital conservation reasons to concentrate our resources and focus our execution on our solid tumor oncology programs. Given the substantial decrease in research funding we now receive from Merck as compared to historical periods commensurate with the decreased scope of the collaboration, we need to devote a substantial amount of our own financial resources to fund our R&D programs, and we may need to delay or suspend development activities on product candidates that we consider promising unless and until we are able to raise sufficient additional capital and/or we need to enter into additional BD Arrangements in order to proceed with such development through to regulatory approval.

Financial Highlights
Since inception, we have funded our operations primarily through:
•fees received from collaboration partners, which since inception through March 31, 2023 includes reimbursement of R&D expenses of $541.6 million and upfront cash licensing fees of $123.0 million, primarily from Merck, and a payment of $20.0 million from Merck to license MK-3655 (NGM313) and related compounds;
•proceeds from private placements of convertible preferred stock prior to our initial public offering, or IPO, including approximately $106.0 million of our Series E convertible preferred stock purchased by Merck;
•net proceeds from our IPO in 2019 of approximately $107.8 million, together with proceeds from the concurrent private placement of shares of common stock to Merck of $65.9 million;
•net proceeds of $134.6 million from the sale of 5,324,074 shares of our common stock in January 2021 upon completion of an underwritten public offering of our common stock, or the follow-on offering, which included the full exercise by the underwriters of their option to purchase additional shares; and
•net proceeds of $71.5 million through March 31, 2023 from sales of approximately 4.1 million shares of our common stock under an Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC, or Jefferies, in June 2020.
At March 31, 2023, we had $231.0 million in cash, cash equivalents and short-term marketable securities.
We have incurred net losses each year since our inception. As of March 31, 2023, we had an accumulated deficit of $629.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our R&D programs and general and administrative, or G&A, costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other R&D activities, and the amount of R&D funding we receive from future BD Arrangements, if any. For further discussion of our financial position and future sources of funding, see “Liquidity and Capital Resources” below.
Financial Operations Overview
Related Party Revenue
Our revenue to date has been generated primarily from recognition of license fees and R&D service funding pursuant to our collaboration with Merck. Merck is also a significant stockholder and, as such, collaboration revenue from Merck is referred to as related party revenue.
Since the Company's inception through March 31, 2023, Merck paid us $616.8 million pursuant to the terms of our collaboration. Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to decrease in 2023 given the substantial reduction in the level of funding we will receive from Merck in 2023. After December 31, 2023, we expect funding, and revenue recognized, from Merck to be minimal. As a result, we believe that period-to-period comparisons of our revenue may not be meaningful and should not be relied upon as being indicative of future performance.
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

Our related party revenue was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Related party revenue	$2,247	$20,948
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
We need to devote a substantial amount of our own financial resources to our wholly-owned development programs, primarily our solid tumor oncology programs in active ongoing clinical development. As a result, further development of NGM621, aldafermin, MK-3655 (NGM313) and NGM936 is currently primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of those programs unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development. For the foreseeable future, we anticipate a significant portion of our financial resources, other than those received from Merck which are dedicated to activities under the Amended Collaboration Agreement, will be directed to activities required to initiate and advance clinical trials of our solid tumor oncology programs.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or if we will be able to enter into BD Arrangements or otherwise raise adequate additional capital to meet our funding requirements to support such efforts, particularly outside of our key solid tumor oncology programs. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
•the scope, rate of progress, results and expense of our ongoing, as well as any future, clinical trials and other R&D-related activities;
•the impact and timing of any interactions with regulatory authorities, including timing and receipt of regulatory approvals;
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
We anticipate that our G&A expenses in 2023 will decrease moderately compared to 2022 primarily due to the workforce restructuring implemented in the second quarter of 2023. Beginning in 2024, our G&A expenses will include an increase in operating lease expenses under the 2024 Lease Agreement. Additionally, we anticipate continued costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and related SEC requirements and costs related to insurance, investor relations and compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. In addition, we may continue to incur expenses associated with negotiating and entering into BD Arrangements.
Results of Operations
Our results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Related party revenue	$2,247	$20,948	$(18,701)
Operating expenses:
Research and development	40,857	42,806	(1,949)
General and administrative	11,584	10,723	861
Total operating expenses	52,441	53,529	(1,088)
Loss from operations	(50,194)	(32,581)	(17,613)
Interest income, net	2,584	176	2,408
Other expense, net	(37)	(45)	8
Net loss	$(47,647)	$(32,450)	$(15,197)
Related Party Revenue from Merck
Revenue decreased $18.7 million in the three months ended March 31, 2023 compared to the same period in 2022 due to a decrease in R&D revenue under the Amended Collaboration Agreement with Merck.
Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and we expect that it will continue to decrease in 2023 given the substantial reduction in the level of funding we will receive from Merck. In this regard, for the period that started on April 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $4.0 million in the aggregate from Merck for the ongoing CVM-related activities and for certain costs and reimbursements related to the NGM621 program. After December 31, 2023, we expect funding, and revenue recognized, from Merck to be minimal.

Research and Development Expenses
Our R&D expenses by program were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
External R&D expenses:
NGM707 (Anti-ILT2/ILT4 dual antagonist)	$6,876	$3,678
NGM438 (LAIR1 antagonist)	2,965	2,022
Aldafermin (FGF19 analog)	2,286	4,362
NGM831 (ILT3 antagonist)	1,642	1,739
NGM120 (GFRAL antagonist)	1,168	1,479
NGM621 (C3 inhibitor)	1,136	5,486
Other external R&D expenses	251	120
Total external R&D expenses	16,324	18,886
Personnel-related expenses	17,195	15,895
Internal and unallocated R&D expenses (1)	7,338	8,025
Total R&D expenses	$40,857	$42,806
_____________
(1)Internal and unallocated R&D expenses consist primarily of research supplies and consulting fees, which we deploy across multiple R&D programs.
R&D expenses decreased $1.9 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to our completed trial of NGM621 and a decrease in expenses for our manufacturing activities and our clinical trials of aldafermin, partially offset by increases in external expenses for our ongoing clinical trials of our solid tumor oncology portfolio and personnel-related expenses.
We expect our R&D expenses will decrease moderately in 2023 compared to 2022 as we suspend development activities related to NGM621 and our other preclinical ophthalmology programs, complete activities related to ALPINE 4 and focus on the continued advancement of our solid tumor oncology portfolio.
General and Administrative Expenses
G&A expenses increased $0.9 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase of $1.2 million in legal-related expenses and $0.5 million in compensation-related expenses, partially offset by a decrease of $0.8 million in depreciation expense.
We anticipate that our G&A expenses in 2023 will decrease moderately compared to 2022 primarily due to the workforce restructuring implemented in the second quarter of 2023.
Interest Income, net
Interest income, net, increased $2.4 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher yielding investments.
Liquidity and Capital Resources
Funding Requirements
We have no products approved for commercial sale, have not generated any revenue from product sales to date and we are not and may never be profitable. We have incurred losses in each year since commencing operations, and we expect to incur significant operating losses in 2023 and over the next several years. As of March 31, 2023, we had an accumulated deficit of $629.3 million, and we expect our accumulated deficit will continue to increase over time.
We have an active discovery research group and have spent significant resources to fund R&D of multiple pipeline programs. Our pipeline includes four solid tumor oncology programs, NGM707, NGM831, NGM438 and NGM120, in active ongoing clinical development. We are currently focusing most of our execution efforts and resources on these programs as our substantial research, development, clinical trial and related activities continue. While we will opportunistically consider BD Arrangements to advance development of these key programs, we intend to invest our resources in their development even in the absence of BD Arrangements.
Due to the need to conserve capital and prioritize focused execution, the remainder of our pipeline includes programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. We are actively seeking, or intend to seek, as applicable, BD Arrangements with third-party partners possessing sufficient resources and relevant domain expertise in the relevant therapeutic area in order to further clinical development of these programs. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
Prior to 2022, we received substantial R&D funding from our collaboration with Merck. However, under the narrower scope of the Amended Collaboration Agreement, R&D funding from Merck beginning April 2022 was and is expected to continue to be substantially lower than the R&D funding previously provided by Merck. For the period that started on April 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $4.0 million in the aggregate from Merck for activities remaining under the Amended Collaboration Agreement and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal.
Our cash requirements for fiscal year 2023 will continue to be driven by our R&D and G&A expenses. In 2022 and 2021, our R&D expenses were $181.1 million and $161.7 million, respectively. In 2023, we expect our R&D expenses to decrease moderately compared to 2022 as we suspend development activities related to NGM621 and our other preclinical ophthalmology programs, complete activities related to ALPINE 4 and focus on the continued advancement of our solid tumor oncology portfolio. In 2022 and 2021, our G&A expenses were $40.5 million and $36.9 million, respectively. In 2023, we expect our G&A expenses will decrease moderately compared to 2022 primarily due to the workforce restructuring implemented in the second quarter of 2023. Beginning in 2024, our operating lease costs will increase pursuant to the 2024 Lease Agreement we entered into in July 2022 for our current corporate office space and facilities in South San Francisco, California. Our current sublease will expire on December 31, 2023. The 2024 Lease Agreement will commence on January 1, 2024 and expire on December 31, 2033. We will pay an initial monthly base rent of approximately $0.9 million for the first year, which is subject to increase at an annual rate of 3.5% each year thereafter, plus certain operating and tax expenses.
We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for at least twelve months from the date this Quarterly Report on Form 10-Q is filed. Moreover, based on our current development plans and related assumptions, we believe our current cash position is sufficient to fund our key solid tumor oncology programs through generation of proof-of-concept data. We have based these estimates on plans and assumptions that may prove to be insufficient or inaccurate (for example, with respect to anticipated costs, timing or success of certain activities), and we could utilize our available capital resources sooner than we currently expect. For example, although we implemented a workforce restructuring in the second quarter of 2023 as part of our broader efforts designed to reduce our operating expenses, we may not achieve the expected benefits of our cost preservation efforts on the expected timeline, or at all, and we could otherwise consume capital more rapidly than we currently anticipate. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Nonetheless, in order to advance our current and potential future product candidates through development and to regulatory approval and commercialization, we need to raise significant additional capital and/or we need to enter into BD Arrangements to obtain funding or other resources for one or more of our wholly-owned programs. Neither may be possible and, as a result, we may need to significantly delay, scale back or discontinue development of or abandon some or all of our product candidates, or scale back or discontinue our discovery research efforts, any of which could have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether.
Sources of Liquidity
Cash and Investments
As of March 31, 2023, we had cash and cash equivalents of $67.5 million and short-term marketable securities of $163.5 million.

Merck Collaboration
The revenue we receive under the Amended Collaboration Agreement with Merck is currently our only source of revenue. For the period that started on April 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $4.0 million in the aggregate from Merck for the ongoing CVM-related activities and for certain costs and reimbursements related to the NGM621 program. See “Overview of Our Business – Business Development and Merck Collaboration Updates” above.
Other Sources of Capital
In June 2020, we entered into the Sales Agreement with Jefferies. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies, acting as our sales agent. As of December 31, 2022 and March 31, 2023, $76.2 million of our common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
We plan to finance our future cash needs through public or private equity or debt offerings, including under the Sales Agreement, BD Arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all.
Our ability to raise additional capital through public or private equity or debt offerings may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and in the biotechnology industry specifically. While the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates across the globe have increased to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the recent closures of Silicon Valley Bank, or SVB, and Signature Bank have resulted in broader financial institution liquidity risk and concerns. Although as of March 31, 2023, we had only approximately $6.0 million in deposits and other accounts with SVB, which is now a division of First Citizens Bank, consisting of $4.0 million in letters of credit related to our facilities leases and approximately $1.9 million held in a sweep account used to purchase shares in money-market funds through SVB, and we incurred no losses as a result of the closure of SVB, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could materially harm our business and financial condition. In this regard, we continue to maintain our cash at SVB and other banks, often in balances that exceed the current FDIC insurance limits, and the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds may be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. In any event, if the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our financial condition and our ability to pursue our business strategy.
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
While we may opportunistically consider BD Arrangements to advance development of our key solid tumor oncology programs, we are actively seeking, or intend to seek, as applicable, BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our other programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. We believe that this strategy, if successfully implemented, may enable more of the product candidates in our pipeline to be advanced as effectively and efficiently as possible. If we are unable to secure BD Arrangements for NGM621 and our preclinical ophthalmology programs, aldafermin, MK-3655 (NGM313) and NGM936, we may discontinue or abandon any or all of them altogether, in which case we will not realize any return on our investments in these programs. Even if we are successful in securing BD Arrangements for these programs, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of the applicable product candidates. Our ability to generate revenue from any such BD Arrangement will depend on the specific terms of the BD Arrangement.
If we are unable to raise adequate additional capital through public or private equity or debt offerings, BD Arrangements or otherwise, on acceptable terms or at all, we may be delayed in or prevented from pursuing our planned and any future development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether.
Cash Flow Activity
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(41,827)	$(35,738)
Investing activities	35,641	(6,853)
Financing activities	279	668
Net decrease in cash, cash equivalents and restricted cash	$(5,907)	$(41,923)
Operating Activities
In the three months ended March 31, 2023, net cash used in operating activities was $41.8 million, which consisted of a net loss of $47.6 million, adjusted for non-cash charges of $8.7 million and a change in operating assets and liabilities of $2.9 million. The non-cash charges consisted primarily of stock-based compensation expense of $8.5 million. The change in operating assets and liabilities was mainly driven by a decrease in accrued liabilities of $13.4 million partially offset by an increase in the related party receivable of $6.3 million and an increase in accounts payable of $4.8 million.
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
Investing Activities
In the three months ended March 31, 2023, net cash provided by investing activities was $35.6 million, which consisted primarily of $50.8 million in net proceeds on maturity of marketable securities offset by purchases of marketable securities of $14.5 million.
In the three months ended March 31, 2022, net cash used in investing activities was $6.9 million, which consisted primarily of purchases of marketable securities of $86.9 million partially offset by $80.3 million in net proceeds on maturity of marketable securities.
Financing Activities
In both the three months ended March 31, 2023 and March 31, 2022, net cash provided by financing activities consisted of proceeds from our employee equity incentive plans.

Contractual Obligations
We have contractual obligations related to our lease liabilities. In July 2022, we entered into the 2024 Lease Agreement for the corporate office space and facilities in South San Francisco, California that we currently occupy pursuant to a sublease agreement scheduled to expire on December 31, 2023. The initial term of the 2024 Lease Agreement will commence on January 1, 2024 and expire on December 31, 2033. Base rent during the initial ten-year term of the 2024 Lease Agreement will total $124.1 million. See Note 6 to our condensed consolidated financial statements included in Part I, Item 1,“Financial Statements” of this Quarterly Report on Form 10-Q for additional information.
We enter into agreements in the normal course of business with CROs for clinical trials, CMOs and other vendors for preclinical studies, supplies, manufacturing and other services and products for operating purposes. These agreements are generally cancellable at any time by us, upon prior written notice, and may or may not include cancellation fees. Given that the amount and timing related to such payments are uncertain, they are not considered to be contractual obligations. As of March 31, 2023, we had not accrued for any termination or cancellation charges for any of these agreements as these were not considered probable. Significant portions of our R&D resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. See "Liquidity and Capital Resources - Funding Requirements" above for information regarding our expected R&D spend.
We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, low single-digit royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our condensed consolidated balance sheets and are not considered to be contractual obligations. See "Business - Licensing and Collaboration Arrangements" in Part I, Item 1 of our 2022 Annual Report on Form 10-K for additional information regarding our current in-license agreements.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our 2022 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•All of our revenue for recent periods has been received from a single collaboration partner, Merck Sharp & Dohme LLC, or Merck, and that revenue will continue to be substantially lower in 2023 and minimal thereafter.
•We need significant additional capital to proceed with development and commercialization of our current and potential future product candidates and to finance our other operations, and that additional capital may not be available to us on acceptable terms, or at all; as a result, we may need to significantly delay, scale back or discontinue development of or abandon some or all of our product candidates, or scale back or discontinue our discovery research efforts, or we may be required to cease operations altogether.
•We may depend in the future on collaboration, out licensing, partnership or other business development arrangements, or BD Arrangements, with third-party partners for the development and commercialization of our product candidates and for revenue and, if we are unable to secure those BD Arrangements, or if any future BD Arrangements are not successful, we may not be able to capitalize on the market potential of our product candidates or continue their development. BD Arrangements involve numerous risks, any of which could materially and adversely affect our business and financial condition.

•While we may opportunistically consider BD Arrangements to advance development of our key solid tumor oncology programs, we are actively seeking, or intend to seek, as applicable, BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our other programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements, and if we are unable to secure BD Arrangements to support these programs, which include NGM621, aldafermin, MK-3655 (NGM313) and NGM936, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development, and may discontinue or abandon any or all of these programs altogether, in which case we will not realize any return on our investments in those programs.
•We may not be able to obtain and maintain other relationships with third-party partners and service providers that are necessary to develop, manufacture and commercialize some or all of our product candidates.
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
•Our product candidates other than NGM621 and aldafermin are currently manufactured at a facility in Lithuania. The ongoing conflict between Russia and Ukraine and the retaliatory measures taken or that may be taken by the United States, NATO and others against Russia create global security concerns, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
•We may not successfully identify new product candidates to expand our development pipeline.
•Our future success depends in part on our ability to attract and retain highly skilled employees, including members of our current senior management team.
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
•We continue to incur increased costs as a result of operating as a public company and our management devotes substantial time to public company compliance initiatives; for example, we are obligated to develop and maintain proper and effective internal control over financial reporting and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act.
Risks Related to Our Financial Condition and Capital Needs
We have incurred net losses every year since our inception and have no source of product revenue. We expect to continue to incur significant operating losses and may never become profitable.
We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net losses were $162.7 million, $120.3 million and $102.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of March 31, 2023, we had an accumulated deficit of $629.3 million.
We expect to continue to incur significant research and development, or R&D, and other expenses related to our ongoing operations for the foreseeable future, particularly to fund R&D of, and seek regulatory approvals for, our product candidates. We incurred substantial net operating losses in 2022 and expect to continue to incur significant operating losses in 2023 and over the next several years as our research, development, manufacturing, preclinical studies, clinical trial and related activities increase. We expect our accumulated deficit will also increase in future periods. The size of our future net losses will depend, in part, on the amount of our expenses and our ability to generate revenue. All of our revenue from recent periods has been provided under our collaboration with Merck under the amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement. That revenue will be substantially lower in 2023 than in 2022 and prior years and minimal thereafter. See the risk factor titled “All of our revenue for recent periods has been received from a single collaboration partner, and that revenue will continue to be substantially lower going forward as compared to historical periods.”
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
•launch and commercialize any product candidates for which marketing approval is obtained, if any, and, if launched independently by us without a partner, successfully establish a sales force and marketing and distribution infrastructure;
•demonstrate the necessary safety data (and, if accelerated approval is obtained, verify the clinical benefit) post-approval to ensure continued regulatory approval;
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
We do not have any committed external source of funds, other than pursuant to our collaboration with Merck, which has provided us with substantial financial support since 2015. However, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview of Our Business-Business Development and Merck Collaboration Updates” in Part I, Item 2 of this Quarterly Report on Form 10-Q, in 2023 the R&D funding we receive from Merck under the collaboration will continue to be substantially lower on an annual basis than the research funding previously provided by Merck. In this regard, for the period that started on April 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $4.0 million in the aggregate from Merck for the ongoing activities under the Amended Collaboration Agreement and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal.

In any event, we need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs that now include all of our ophthalmology programs and MK-3655 (NGM313). In addition, our funding requirements would increase for any preclinical programs that remain within the scope of the collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs. For example, as a result of Merck’s decision not to exercise its option to license NGM621 and its related compounds, as described below, NGM621 and its related compounds are now wholly-owned by us. Further development of NGM621 is primarily dependent on our ability to secure potential future BD Arrangements with third-party partners and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM621 unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development. In addition, as a result of Merck's decision to terminate its license to MK-3655 (NGM313) and its related compounds, the license rights granted to Merck in 2018 with respect to MK-3655 (NGM313) reverted to us and the program is now wholly-owned by us. Further development of MK-3655 (NGM313) is also primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of MK-3655 (NGM313) unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
Other than our Amended Collaboration Agreement with Merck, which is limited in scope and duration, and may be unilaterally terminated by Merck under certain circumstances, we are not party to any agreements that could provide us with future revenue. Accordingly, in order to advance our current and potential future product candidates through development and to regulatory approval and commercialization, we need to raise significant additional capital and/or we will need to enter into BD Arrangements to obtain funding or other resources for one or more of our wholly-owned programs. Neither may be possible and, as a result, we may need to significantly delay, scale back or discontinue development of or abandon some or all of our product candidates, or scale back or discontinue our discovery research efforts, any of which could have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether.
We need significant additional capital to proceed with development and commercialization of our current and potential future product candidates and our other operations. We may not be able to access sufficient capital on acceptable terms, if at all, and, as a result, we may need to significantly delay, scale back or discontinue development of or abandon some or all of our product candidates, or scale back or discontinue our discovery research efforts, any of which could have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether.
As an R&D company, our operations have consumed substantial amounts of cash since inception, and we need substantial additional capital to finance our operations and pursue our strategy, both in the short and the long term, and the amount of funding we will need depends on many factors, including:
•the initiation, progress, timing, delays, costs and results of preclinical studies and clinical trials for our current and future product candidates;
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign health authorities, including the potential for such authorities to require that we perform more studies than those that we currently expect or to change their requirements on studies that had previously been agreed to;
•the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;
•the cost and timing of selecting, auditing and potentially validating a manufacturing site for later-stage clinical and commercial-scale manufacturing;
•the effect of products that may compete with our product candidates or other market developments;
•market acceptance of any approved product candidates, including product pricing and product reimbursement by third-party payors;
•whether Merck exercises its option to license any preclinical candidates that remain within the scope of the collaboration at the license option point as specified in the Amended Collaboration Agreement for each such candidate;

•whether Merck terminates the research phase of the collaboration under pre-specified circumstances set forth in the Amended Collaboration Agreement or terminates a program that it has licensed, such as its decision to terminate its license for MK-3655 (NGM313) and its related compounds;
•the cost of potentially acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and
•the cost of establishing sales, marketing and distribution capabilities for any of our product candidates for which we may receive regulatory approval and that we determine to commercialize ourselves or in collaboration with partners.
We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for at least twelve months from the date this Quarterly Report on Form 10-Q is filed. Moreover, based on our current development plans and related assumptions, we believe our current cash position is sufficient to fund our key solid tumor oncology programs through generation of proof-of-concept data. We have based these estimates on plans and assumptions that may prove to be insufficient or inaccurate (for example, with respect to anticipated costs, timing or success of certain activities), and we could utilize our available capital resources sooner than we currently expect. For example, although we implemented a workforce restructuring in the second quarter of 2023 as part of our broader efforts designed to reduce our operating expenses, we may not achieve the expected benefits of our cost preservation efforts on the expected timeline, or at all, and we could otherwise consume capital more rapidly than we currently anticipate. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section.
We plan to finance our future cash needs through public or private equity or debt offerings, including under the Open Market Sale AgreementSM, or the Sales Agreement, we entered into with Jefferies LLC in June 2020, BD Arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all. While the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the recent closures of Silicon Valley Bank, or SVB, and Signature Bank have resulted in broader financial institution liquidity risk and concerns. Although as of March 31, 2023, we had only approximately $6.0 million in deposits and other accounts with SVB, which is now a division of First Citizens Bank, consisting of $4.0 million in letters of credit related to our facilities lease and approximately $1.9 million held in a sweep account used to purchase shares in money-market funds through SVB, and we incurred no losses as a result of the closure of SVB, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could materially harm our business and financial condition. In this regard, we continue to maintain our cash at SVB and other banks, often in balances that exceed the current FDIC insurance limits, and the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds may be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. In any event, if the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our financial condition and our ability to pursue our business strategy.
If adequate funds are not available from public or private equity or debt offerings on acceptable terms, in order to continue the development of product candidates outside of the scope of the collaboration with Merck we may need to:

•seek strategic alliances for R&D programs when we otherwise would not, at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•enter into BD Arrangements that could require us to relinquish, or license, on potentially unfavorable terms, our rights to intellectual property, product candidates or products that we otherwise would develop or seek to commercialize ourselves.
In this regard, due to the need to conserve capital and prioritize focused execution, we are actively seeking, or intend to seek, as applicable, BD Arrangements with third-party partners with sufficient resources and relevant domain expertise in order to further the clinical development, if any, of NGM621, aldafermin, MK-3655 (NGM313) and NGM936. Further development of these programs, which are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data, is primarily dependent on our ability to secure potential future BD Arrangements. However, we may not be able to enter into such BD Arrangements on acceptable terms, if at all. We face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for a BD Arrangement will depend, among other things, upon the potential partner’s evaluation of the subject product candidate and its market opportunity, our assessment of the partner’s resources and expertise and the terms and conditions of the potential BD Arrangement. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
We are also restricted under our existing Amended Collaboration Agreement with Merck, and may be restricted under future BD Arrangements, from entering into additional agreements on certain terms with potential partners. For example, under the current terms of the Amended Collaboration Agreement, we may not directly or indirectly research, develop, manufacture or commercialize, except pursuant to the Amended Collaboration Agreement, any medicine or product candidate that modulates a target then subject to the collaboration with specified activity. In addition, under the Amended Collaboration Agreement, we are prohibited from, directly or indirectly, researching, developing or commercializing any product for the treatment of heart failure with preserved ejection fraction, or HFpEF, during the research phase for the cardiovascular or metabolic-, or CVM-, related programs.
We may not be able to raise adequate additional capital or negotiate potential future BD Arrangements on a timely basis, on acceptable terms or at all. If we are unable to do so, we may need to significantly delay, scale back or discontinue development of or abandon some or all of our product candidates, or scale back or discontinue our discovery research efforts, any of which could have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether.
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
As described in more detail under “Business-Licensing and Collaboration Arrangements-Merck Collaboration” in Part I, Item 1 of our 2022 Annual Report on Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview of Our Business-Business Development and Merck Collaboration Updates” in Part I, Item 2 of this Quarterly Report on Form 10-Q, our continuing Merck collaboration involves a complex allocation of rights, provides for certain limited R&D funding and, for remaining collaboration preclinical candidates for which Merck exercises its license option, if any, provides us with either milestone payments based on the achievement of specified clinical development, regulatory and commercial milestones and royalty-based revenue if certain product candidates are successfully commercialized or a cost and profit share arrangement with the possibility that we would provide sales representatives to co-detail the product candidates that Merck elects to advance in the United States.
The level of R&D funding we expect to receive from Merck will be limited and will continue to be substantially lower on an annual basis than the funding previously provided by Merck. In this regard, for the period that started on April 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $4.0 million in the aggregate from Merck for the ongoing activities under the Amended Collaboration Agreement and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal.
In addition, in January 2023, we announced that Merck notified us of its decision to terminate the Phase 2b trial of MK-3655 (NGM313) in patients with nonalcoholic steatohepatitis, or NASH, and liver fibrosis stage 2 or 3, or F2/F3, and Merck subsequently provided us with the required 90-days' notice of partial termination of the Amended Collaboration Agreement as it relates to MK-3655 (NGM313)and its related compounds. As a result, in April 2023, the license rights granted to Merck in 2018 with respect to MK-3655 (NGM313) reverted to us and the program is now wholly-owned by us. Further development of MK-3655 (NGM313) is primarily dependent on our ability to secure potential future BD Arrangements. We have not yet received the full set of clinical data from the terminated Phase 2b trial from Merck, other than the topline data previously disclosed, and we will need to access and analyze that data in order to pursue such BD Arrangements. In the absence of such BD Arrangements, we are unlikely to be able to advance development of MK-3655 (NGM313) unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
Similarly, in October 2022, we announced that our Phase 2 CATALINA trial evaluating NGM621 in patients with geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD, did not meet its primary endpoint and, in December 2022, Merck notified us that it would not exercise its option to license NGM621 and its related compounds or the related ophthalmology bundle option and, as a result, those options expired unexercised in January 2023. Further, Merck did not elect for us to continue to conduct R&D on any compounds from our other ophthalmology programs that were subject to the collaboration, which are preclinical and directed to undisclosed targets. Such an election would have resulted in an extended or tail period in which Merck would continue to fund our R&D of such ophthalmology compounds. Because Merck did not make such an election, we do not have any funding from Merck to pursue such ophthalmology programs after we complete certain wind down activities related to NGM621, and if we choose to develop these programs further, we will be responsible for funding them. As a result, while our ophthalmology programs, including NGM621, are now wholly-owned by us, further development of those programs is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM621 or the preclinical ophthalmology programs unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
We do not know whether Merck will elect to exercise its option to license any CVM-related preclinical candidates that remain subject to the collaboration. Accordingly, the anticipated benefits to us of the collaboration with Merck may never be realized and it is possible that the Amended Collaboration Agreement will be terminated without Merck exercising its option to license any other programs or product candidates.
Moreover, under the Amended Collaboration Agreement, Merck has the unilateral right to terminate all or part of the agreement at certain times and under certain circumstances. Merck also may unilaterally terminate its R&D funding for programs that remain within the scope of the collaboration if we are acquired by a third party or in the event of an uncured material breach by us. Subject to certain limitations, Merck may partially terminate the Amended Collaboration Agreement for convenience as it relates to any future licensed program, as they did with respect to MK-3655 (NGM313) in April 2023 and with respect to our growth differentiation factor 15, or GDF15, agonist program, which included product candidates NGM395 and NGM386, in 2019. Merck may also unilaterally terminate the Amended Collaboration Agreement as it relates to its rights to research and develop small molecule compounds. It may also unilaterally terminate the Amended Collaboration Agreement with respect to a specific licensed program in the event of an uncured material breach by us. If Merck terminates a program as a result of our uncured material breach, then we would lose our option to participate in a global cost and profit share arrangement if not yet exercised as of the time of termination and lose our co-detailing option (whether or not exercised as of that time) for the relevant licensed program.
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
Pursuing BD arrangements has been and is expected to continue to be a key component of our strategy, and we are actively seeking, or intend to seek, as applicable, BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our product candidates. While we may opportunistically consider BD Arrangements to advance development of our key solid tumor oncology programs, the further development of other programs in our pipeline, including NGM621, aldafermin, MK-3655 (NGM313) and NGM936, is primarily dependent on our ability to secure potential future BD Arrangements for these programs. Due to the need to conserve capital and prioritize focused execution and unless our portfolio prioritization changes, if we are unable to secure BD Arrangements for these programs on beneficial terms, if at all, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development, and may discontinue or abandon any or all of these programs altogether, in which case we will not realize any return on our investments in these programs. Even if we are successful in entering into any BD Arrangements with third-party partners for our programs, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of the applicable product candidates. Our ability to generate revenue from any such arrangement will depend on the specific financial terms we reach with any partner, as well as each of our partners’ abilities to successfully perform the functions assigned to them in such arrangement towards developing, seeking regulatory approval for and commercializing our product candidates.
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
•Partners might opt not to pursue development and commercialization of our product candidates or not to continue or renew development or commercialization programs based on clinical trial results, changes in the partner’s strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities. For example, in June 2021, we and Merck entered into the Amended Collaboration Agreement that covers a narrower scope, focused primarily on ophthalmology- and CVM-related therapeutic areas, than had been covered under the original collaboration agreement we entered into with Merck in 2015. In addition, under the terms of the Amended Collaboration Agreement, it is possible for Merck to unilaterally terminate any other future licensed program, if any, (whether or not we have exercised our cost and profit share option) upon prior written notice, such as it did for NGM386 and NGM395 in 2019 and most recently for MK-3655 (NGM313), without triggering a termination of the remainder of the Amended Collaboration Agreement. Moreover, Merck might also opt not to designate any collaboration preclinical candidates for further development during the tail period following the end of the research phase or exercise any of its options to acquire a license to a product candidate, as it did with respect to the preclinical ophthalmology product candidates.
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
•BD Arrangements might not lead to development or commercialization of product candidates in the most efficient manner, or at all. If a present or future partner of ours were to be involved in a business combination, the continued pursuit of and emphasis on our product development or commercialization program under such arrangement could be delayed, diminished or terminated.
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
Our product candidates are biologics, and the manufacture of biologic products is complex, highly regulated and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. As a result, the manufacture of our product candidates is subject to many risks, including the following, some of which we have experienced:
•product loss or other negative consequences due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, shortages of qualified personnel or improper delivery or storage conditions;
•difficulties with production costs and yields, quality control, product stability and quality assurance testing, including challenges related to bioanalytical method development and the qualification and implementation of those methods for release testing, which can delay availability of clinical trial materials;
•the negative consequences of failure to comply with strictly enforced federal, state and foreign regulations;
•minor deviations from normal manufacturing processes, which have in the past and may in the future result in reduced production yields, product defects and other supply disruptions;
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
•our CMOs’ changing strategies and business priorities, which can affect the availability of facilities where we intend to manufacture our product candidates; and
•our CMOs or their manufacturing facilities being adversely affected by labor, raw material and component shortages, turnover of qualified staff or financial difficulties of their owners or operators, including as a result of the effects of financial market disruptions and economic slowdowns, the ongoing COVID-19 pandemic, or by natural disasters, power failures, local political unrest or other factors.

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
We also have a single source of supply for most of our product candidates, including the drug substances used in manufacturing them. Single sourcing minimizes our leverage with our CMOs, who may take advantage of our reliance on them to increase the pricing of their manufacturing services or require us to change our intended manufacturing plans based on their strategies and priorities. Single sourcing also imposes a risk of interruption or delays in supply in the event of manufacturing, quality or compliance difficulties and/or other difficulties in timely supplying us with materials. For example, our investigational new drug application, or IND, submissions for NGM438 and NGM831 were delayed due to challenges at one of our CMOs, primarily related to analytical method qualification and release testing for those product candidates. It is possible that we could experience further supply-related delays that would adversely affect our ability to commence first-in-human testing of product candidates on our anticipated timing. Moreover, we do not currently have arrangements in place for redundant supply for drug substance or drug product. If one of our suppliers fails or refuses to supply us for any reason or we otherwise choose to engage a new supplier for one or more of our product candidates, including a second source supplier to mitigate the risks of single-source supply, it would take a significant amount of time and cost to implement and execute the necessary technology transfer to, and qualification of, a new supplier. The FDA or comparable foreign health authority must approve manufacturers of drug substance and drug product. If there are any delays in qualifying new suppliers or facilities or a new supplier is unable to meet the requirements of the FDA or comparable foreign health authority for approval, there could be a shortage of drug substance or drug product for use in clinical trials with respect to the affected product candidates which would adversely affect our ability to continue and complete clinical trials on our anticipated timing or at all.
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
In addition, there is a high failure rate for drugs and biologic products proceeding through clinical trials and failure can occur at any stage of testing. For example, despite the results of preclinical and Phase 1 studies of NGM621, our Phase 2 CATALINA clinical trial evaluating NGM621 in patients with GA secondary to AMD did not meet its primary endpoint. Since Merck did not elect to exercise its option to license NGM621 and its related compounds, further development of NGM621 is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM621 unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
Similarly, our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with F2/F3 NASH did not meet its primary endpoint and, as a result, we decided to suspend further development of aldafermin in patients with F2/F3 NASH, allowing for the reallocation of resources to advancing our other programs. For more information, refer to the risk factor titled “Aldafermin is, and MK-3655 (NGM313) was, being developed, for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing, cost and potential success of their continued clinical development, if any, and regulatory approval for the treatment of NASH, or otherwise.” Further development of aldafermin is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of aldafermin unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
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
Patients experienced, and we reported, serious adverse events, or SAEs, in the treatment arms of our completed trials of MK-3655 (NGM313), NGM621 and aldafermin. We expect that patients in our clinical trials, including those that are sham- or placebo-controlled with some patients not receiving study drug, will continue to experience adverse events and SAEs and we will continue to monitor those SAEs for any signals of concern regarding the safety and tolerability of our product candidates. For example, cancer patients enrolled in our ongoing clinical trials of NGM120, NGM707, NGM831 and NGM438, many of whom are suffering from advanced life-threatening illness, have experienced, and we expect will continue to experience, SAEs and other adverse events, which may or may not be drug-related. If patients in any of our clinical trials experience a high or unacceptable severity and prevalence of side effects, including particularly SAEs, it could affect patient recruitment or the ability of enrolled patients to complete their treatment in a clinical trial, it may result in a regulatory authority putting a clinical hold on the clinical trial or it may result in failure to obtain regulatory approval for our product candidates or product liability claims.
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
Our product candidates are protein or antibody therapeutics. Protein and antibody therapeutics can sometimes induce host immune responses that can cause the production of anti-drug antibodies, or ADAs. In some cases, ADAs have no effect. In other cases, ADAs may neutralize the effectiveness of the product candidate, can require that higher doses be used to obtain a therapeutic effect or can cross react with substances naturally occurring in a subject’s body, which can cause unintended effects, including potential impacts on efficacy and adverse events. Some patients treated with aldafermin in our completed clinical trials have developed ADAs against aldafermin and, in some cases, those antibodies were neutralizing or appeared to cross react with the patient’s naturally occurring FGF19. We developed an assay to measure the presence of ADAs against aldafermin for our ongoing NASH program, which we are using to test patient samples and which will need to be evaluated by regulatory agencies. The presence of ADAs was also observed in our Phase 1 MK-3655 (NGM313) trial. If we are required to undertake substantial additional testing as a result of the detection of ADAs in subjects using aldafermin, MK-3655 (NGM313) or any other product candidate, the costs of our clinical trials may increase. If we determine that ADAs are causing safety or efficacy concerns when using any of our product candidates, we may need to delay or halt clinical trials of our product candidates and the affected product candidates may never obtain regulatory approval. We cannot provide assurance that the detection of ADAs will not be higher than we have observed historically or that observed rates will not later be found to limit drug exposure or cause adverse safety events, or that the detection of ADAs will not otherwise result in the non-approvability of any of our product candidates.
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
Aldafermin is, and MK-3655 (NGM313) was, being developed for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing, cost and potential success of their continued clinical development, if any, and regulatory approval for the treatment of NASH, or otherwise.
We are developing aldafermin, and MK-3655 (NGM313) was in development by Merck, for the treatment of NASH, an indication for which there are no approved products. Implementation of new, or changes to, guidance or interpretations from the FDA or comparable foreign health authorities with respect to approval pathways, such as draft guidance documents from the FDA for the development of products for the treatment of NASH that issued in 2018 and 2019 and from the European Medicines Agency, or EMA, that issued in 2018, may impact the path for regulatory approval for NASH therapies. Further, as we and other companies advance clinical trials for potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve as companies refine their regulatory approval strategies and interact with health authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot currently predict. We updated the design of the ALPINE 4 trial of aldafermin, elevating the ELF test to be the primary endpoint for the trial. Neither the ELF test, nor any other surrogate biomarker endpoints, are currently endorsed by the FDA or EMA as sufficient for granting regulatory approval of products being developed for the treatment of compensated cirrhosis due to NASH (stage F4) and therefore may not be able to be used as a primary endpoint in potential future Phase 3 trials to support regulatory approval for aldafermin.

In addition, certain of our competitors have experienced regulatory setbacks for NASH therapies following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for NASH therapies generally or for aldafermin and MK-3655 (NGM313) in particular. If the clinical trials for aldafermin and MK-3655 (NGM313) are not designed in a manner that, even if successful, support regulatory approval due to shifting approval pathways or for other reasons, those product candidates may be delayed in obtaining approval or may never be approved, which could have a material adverse effect on our business, operating results and prospects. Moreover, the above factors could make it difficult or preclude altogether our ability to secure potential future partners necessary to further the development of aldafermin and MK-3655 (NGM313) in NASH or otherwise.
As a result of the above, the future development of aldafermin and MK-3655 (NGM313) in patients with NASH is substantially uncertain and could be discontinued altogether, in which case, we will not receive any return on our investments in these programs.
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
The success of our business over the longer term depends upon our ability to identify and validate new potential protein and antibody therapeutics. Research programs to identify new product candidates require substantial technical, financial and human resources, and our research methodology may not successfully identify medically relevant protein or antibody therapeutics to be developed as product candidates. In this regard, the recent resignation of Jin-Long Chen, Ph.D., who served as our Chief Scientific Officer, may adversely affect our ability to successfully identify new product candidates and to attract and retain the key scientific personnel necessary to do so. In addition, our drug discovery efforts often identify and select novel, untested proteins in the particular disease indication we are pursuing, which we may fail to validate after further research work. Moreover, our research efforts may initially show promise in discovering potential new protein and antibody therapeutics yet fail to yield product candidates for clinical development for multiple reasons. For example, potential product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal drug profiles or other characteristics suggesting that they are unlikely to be commercially viable products. Our inability to successfully identify additional new product candidates to advance into clinical trials could have a material adverse effect on our business, operating results and prospects.
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
We must attract and retain highly skilled employees in order to succeed. If we are not able to retain our current senior management team, or to continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In April 2023, we announced a restructuring of our workforce, reducing our existing headcount by approximately 33%. At the same time, our founder, Dr. Jin-Long Chen, resigned from the Board and his position as Chief Scientific Officer. These significant changes may cause additional attrition and negatively affect employee morale. Additionally, as we are operating our business with fewer employees, including fewer members of senior management, the loss of a significant number of our remaining employees or of any of our current executive officers could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.
There is intense competition for qualified personnel, including management, in the technical fields in which we operate, particularly in the oncology field, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and future commercialization, if any, of our product candidates. We recruit for talent in the biotechnology and pharmaceutical industry in the San Francisco Bay Area, which is one of the most competitive and highest cost labor markets in the United States and periodically experiences higher turnover rates than other industries. For example, in 2022, we continued to experience a challenging recruiting environment with relatively high rates of employees leaving the company to pursue other opportunities, particularly in the first three quarters of the year.
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
Although we believe there are no FDA- or European Commission-approved therapies that specifically target the signaling pathways that our current product candidates are designed to modulate or inhibit, there are numerous currently approved therapies for treating the same diseases or indications (other than NASH or GA) for which our product candidates may be useful and many of these currently approved therapies act through mechanisms similar to our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products, including branded generic products. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development. For more information regarding the competition that our most advanced product candidates face, or may face, see the discussion of specific competition for each product candidate in “Business-Our Pipeline Programs” in our 2022 Annual Report on Form 10-K.
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
Many countries implement health technology assessment, or HTA, procedures that use formal economic metrics such as cost effectiveness to determine prices, coverage and reimbursement of new therapies. These assessments are increasingly implemented in established and emerging markets. In the EU, the newly-adopted Regulation (EU) 2021/2282 on Health Technology Assessment, or HTA Regulation, which will become effective in January 2025, will allow EU member states to use common HTA tools, methodologies and procedures to conduct joint clinical assessments and joint scientific consultations whereby HTA authorities may provide advice to health technology developers. Each EU member state will, however, remain exclusively competent for assessing the relative effectiveness of health technologies and making pricing and reimbursement decisions. Given that the extent to which pricing and reimbursement decisions are influenced by the HTA process currently varies between EU member states, it is possible that our products may be subject to favorable pricing and reimbursement status only in certain EU countries. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, including following periodic review, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. Moreover, in order to obtain reimbursement for our products in some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Efforts to generate additional data for the HTA process will involve additional expenses which may substantially increase the cost of commercializing and marketing our products in certain EU member states.
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
Disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, in regions where we have concentrations of clinical trial sites or other business operations could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of third-party manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics have negative impacts on our ability to initiate new clinical trial sites, to enroll new patients and to maintain existing patients who are participating in our clinical trials, which may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. For example, our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures was impacted by COVID-19 quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. In addition, during the COVID-19 pandemic, we experienced, from time to time, a slower pace of clinical site initiation and clinical trial enrollment and a higher subject dropout rate than originally anticipated in certain of our clinical trials, which we believe may have been due to factors such as the vulnerability of our studied patient populations, site staff shortages, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors
General supply chain issues may be exacerbated during disease outbreaks, epidemics and pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. For example, in 2022 we were made aware of a shortage of tubes required for taking blood samples, requiring the use of tubes of a different size from those specified in one of our protocols. In addition, our CMOs’ facilities and operations have been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff during the COVID-19 pandemic. These difficulties have resulted in some delays in early development timelines and we could experience more significant disruptions to our supply chain and operations as a result of disease outbreaks, epidemics or pandemics in the future. If our CMOs are required to obtain an alternative source of certain raw materials and components, for example, additional testing, validation activities and regulatory approvals may be required which can also have a negative impact on timelines. Any associated delays in the manufacturing and supply of drug substance and drug product for our clinical trials could adversely affect our ability to conduct ongoing and future clinical trials of our product candidates on our anticipated development timelines. Likewise, the operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise. For example, early in the COVID-19 pandemic, our aldafermin drug product CMO advised us that it could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of

COVID-19 vaccines. If any of our CMOs or raw materials or components suppliers become subject to acts or orders of U.S. or foreign government entities to allocate or prioritize manufacturing capacity, raw materials or components to the manufacture or distribution of vaccines or medical supplies needed to test or treat patients in a disease outbreak, epidemic or pandemic, this could delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.
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
The market price for our common stock has fluctuated significantly from time to time, for example, varying between a high of $32.12 on March 17, 2021 and a low of $2.92 on October 17, 2022. The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section, these factors include:
•interim or final results of clinical trials of our product candidates or those of our competitors;
•our ability to raise adequate capital through public or private equity or debt offerings or negotiate potential BD Arrangements in a timely manner or at all;
•the success of competitive products or technologies;
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
In addition, the stock market in general, and The Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the ongoing COVID-19 pandemic, the conflict between Russia and Ukraine and recent and potential future bank failures, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the effects of the ongoing COVID-19 pandemic and recent and potential future bank failures, macroeconomic factors including inflation and rising interest rates, and geopolitical instability, including instability resulting from the conflict between Russia and Ukraine and the related sanctions imposed against Russia, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described elsewhere in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.
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
For the trading days during the three months ended March 31, 2023, the average daily trading volume for our common stock on The Nasdaq Global Select Market was only 338,500 shares. As a result, sales of a substantial number of shares of our common stock in the public market, including pursuant to the Sales Agreement or by any of our large stockholders, or even the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, as a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
We may, under certain data privacy and security obligations, be required to, or we may choose to, expend significant resources or modify our business activities (including our clinical trial activities) in an effort designed to protect against security incidents. While we have developed systems and processes designed to protect the integrity, confidentiality and security of the confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers implement will be effective in preventing cybersecurity incidents. There are many different cyber-crime and hacking techniques, and as such techniques continue to evolve, we may be unable to anticipate attempted security breaches, identify them before our information is exploited or react in a timely manner.
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
Since January 1, 2021, an applicant for a marketing authorization granted by the European Commission in accordance with the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA can no longer be established in the UK. Since this date, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures to obtain a marketing authorization to market products in the UK. For an initial two-year period from January 1, 2021, MHRA could rely on a decision taken by the European Commission on the approval of a new centralized procedure marketing authorization when determining an application for a Great Britain marketing authorization, or use the MHRA’s decentralized or mutual recognition procedures which enable marketing authorizations approved in EEA countries to be granted in Great Britain. Post Brexit, the MHRA has been updating various aspects of the regulatory regime for medicinal products in the UK. These include: introducing the Innovative Licensing and Access Procedure to accelerate the time to market and facilitate patient access for innovative medicinal products; updates to the UK national approval procedure, introducing a 150-day objective for assessing applications for marketing authorizations in the UK, Great Britain and Northern Ireland and a rolling review process for marketing authorization applications (rather than a consolidated full dossier submission). In September 2022, the MHRA extended the procedure whereby it may rely on a decision taken by the European Commission when determining an application for a Great Britain marketing authorization until December 31, 2023.
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
We may collect, use, transfer or otherwise process proprietary, confidential and sensitive information, including personal information (including health-related data), which subjects us to numerous evolving and complex data privacy and security obligations, including various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of such information by us and on our behalf. Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal information. For example, the EU GDPR, UK GDPR and other relevant laws that govern patient confidentiality and storage of personal health data may apply to our processing of personal information from clinical trials participants and other individuals located in the European Economic Area, or EEA, and/or the UK and, if any of our product candidates are approved, we may seek to commercialize those products in the EEA and/or the UK (as applicable). Companies that violate the EU GDPR can face private litigation, prohibitions on data processing, other administrative measures, reputational damage and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. The EU GDPR requires us to, among other things: give detailed disclosures about how we collect, use and share personal information; contractually commit to data protection measures in our contracts with vendors; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information. The UK has incorporated an amended version of the EU GDPR into UK law, commonly referred to as the UK GDPR, which is independent from, but at present materially aligned with, the EU GDPR, which together with the UK Data Protection Act of 2018, or UK DPA, covers the processing of personal information of UK residents. Non-compliance with UK GDPR may result in substantially similar adverse consequences to those in relation to the EU GDPR, including monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.
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
The relationship between the UK and the EU in relation to certain aspects of data protection laws remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. The UK’s Data Protection and Digital Information Bill, or the Bill, was re-introduced before the UK Parliament in March 2023, introducing reforms intended to update and simplify the UK’s data protection framework, deviating from the EU GDPR.
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
We continue to monitor changes in data protection laws related to the cross-border transfer of personal information; however, uncertainty remains regarding any future regulations, interpretations of existing law or guidance that may be issued, particularly by the EU authorities. If we are unable to implement a valid compliance solution for cross-border transfers of personal information, or if the requirements for a legally-compliant transfer are too onerous, we will face increased exposure to significant adverse consequences, including substantial fines, regulatory actions, as well as injunctions against the export and processing of personal information from the EEA. Our inability to import personal information from the EEA, UK or Switzerland or other countries may also restrict or prohibit our clinical trial activities in those countries; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to laws restricting cross-border data transfers; require us to increase our data processing capabilities in other countries at significant expense and may otherwise negatively impact our business operations. We may also become subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as data collected through the internet of things. Depending on how these laws are interpreted, we may have to make changes to our business practices and products to comply with such obligations.
Additionally, other countries have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.
Privacy and data security laws in the United States at the federal, state and local level are increasingly complex and changing rapidly. For example, at the federal level, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, at the state level, the privacy and data protection landscape is changing rapidly. For example, the California Consumer Privacy Act of 2018, or CCPA, took effect on January 1, 2020. The CCPA gives California residents certain rights similar to the individual rights given under the EU GDPR, including the right to access and delete their personal information, opt-out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, including statutory fines for noncompliance and a limited private right of action in connection with certain data breaches. In addition, the California Privacy Rights Act of 2020, or CPRA, which became operative January 1, 2023, expands the CCPA’s requirements, including in that it applies to personal information of business representatives and employees and establishes a new regulatory agency to implement and enforce the law. While the CCPA contains an exemption for certain personal information processed in connection with clinical trials, we may process other personal information that is subject to the CCPA and CPRA. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increase our exposure to liability.
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
If we (or third parties on which we rely) fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences, including (without limitation): government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity and other events beyond our control, which could harm our business.
Our facilities have experienced electrical blackouts as a result of a shortage of available electrical power. Future blackouts, which may be implemented by the local electricity provider in the face of high winds and dry conditions, could disrupt our operations. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a comprehensive recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. In addition, the sole supplier of clinical drug substances for NGM120, NGM707, NGM831, NGM438 and MK-3655 (NGM313) is located in Lithuania, a region that has experienced political unrest. Refer to the risk factor titled “We rely completely on CMOs for the manufacture of our product candidates and are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.” If our operations or the operations of third parties providing services to us are disrupted by any such occurrences, our business and future prospects may be negatively affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38853	3.1	4/8/19
3.2	Amended and Restated Bylaws	S-1	333-227608	3.4	9/28/18
10.1+*	Non-Employee Director Compensation Policy
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    Filed or furnished herewith.
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

NGM Biopharmaceuticals, Inc.

Date: May 4, 2023	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
President and Chief Financial Officer
(Principal Financial Officer)