Form 10-Q
period 2023-06-30
NGM BIOPHARMACEUTICALS INC
filed 2023-08-03
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, the registrant had 82,715,507 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022*
Assets
Current assets:
Cash and cash equivalents	$53,271	$73,456
Short-term marketable securities	140,273	198,036
Related party receivable from collaboration	736	7,580
Prepaid expenses and other current assets	8,623	9,787
Restricted cash	1,499	—
Total current assets	204,402	288,859
Property and equipment, net	7,760	8,496
Operating lease right-of-use asset	1,067	2,096
Restricted cash	2,455	3,954
Other non-current assets	4,860	3,997
Total assets	$220,544	$307,402
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,855	$8,453
Accrued liabilities	19,128	33,638
Operating lease liability, current	2,751	5,385
Contract liabilities	689	366
Total current liabilities	28,423	47,842
Total liabilities	28,423	47,842
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 82,711 and 81,885 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	83	82
Additional paid-in capital	859,728	841,413
Accumulated other comprehensive loss	(149)	(302)
Accumulated deficit	(667,541)	(581,633)
Total stockholders' equity	192,121	259,560
Total liabilities and stockholders' equity	$220,544	$307,402
See accompanying notes to these unaudited condensed consolidated financial statements.
*The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Related party revenue	$1,423	$8,293	$3,670	$29,241
Operating expenses:
Research and development	32,351	45,433	73,208	88,239
General and administrative	9,647	9,927	21,231	20,650
Total operating expenses	41,998	55,360	94,439	108,889
Loss from operations	(40,575)	(47,067)	(90,769)	(79,648)
Interest income, net	2,448	543	5,032	719
Other (expense) income, net	(134)	5	(171)	(40)
Net loss	$(38,261)	$(46,519)	$(85,908)	$(78,969)
Net loss per share, basic and diluted	$(0.46)	$(0.59)	$(1.04)	$(1.00)
Weighted average shares used to compute net loss per share, basic and diluted	82,456	79,270	82,233	78,650

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(38,261)	$(46,519)	$(85,908)	$(78,969)
Other comprehensive (loss) gain, net of tax:
Net unrealized (loss) gain on available-for-sale marketable securities	(52)	(400)	153	(948)
Total comprehensive loss	$(38,313)	$(46,919)	$(85,755)	$(79,917)

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	81,885	$82	$841,413	$(302)	$(581,633)	$259,560
Issuance of common stock upon exercise of stock options	171	—	279	—	—	279
Stock-based compensation expense	—	—	8,537	—	—	8,537
Comprehensive gain	—	—	—	205	—	205
Net loss	—	—	—	—	(47,647)	(47,647)
Balance at March 31, 2023	82,056	82	850,229	(97)	(629,280)	220,934
Issuance of common stock under employee stock purchase plan	352	1	995	—	—	996
Issuance of common stock upon exercise of stock options	180	—	389	—	—	389
Issuance of common stock to participants in 401(k) plan	127	—	639	—	—	639
Stock-based compensation expense	—	—	7,476	—	—	7,476
Comprehensive loss	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(38,261)	(38,261)
Balance at June 30, 2023	82,715	$83	$859,728	$(149)	$(667,541)	$192,121

	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	77,962	$78	$754,664	$(129)	$(418,966)	$335,647
Issuance of common stock upon exercise of stock options	125	—	668	—	—	668
Stock-based compensation expense	—	—	7,820	—	—	7,820
Comprehensive loss	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	(32,450)	(32,450)
Balance at March 31, 2022	78,087	78	763,152	(677)	(451,416)	311,137
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	1,144	1	17,402	—	—	17,403
Issuance of common stock under employee stock purchase plan	121	—	1,228	—	—	1,228
Issuance of common stock upon exercise of stock options	103	—	993	—	—	993
Issuance of common stock to participants in 401(k) plan	8	—	137	—	—	137
Stock-based compensation expense	—	—	8,102	—	—	8,102
Comprehensive loss	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	(46,519)	(46,519)
Balance at June 30, 2022	79,463	$79	$791,014	$(1,077)	$(497,935)	$292,081

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(85,908)	$(78,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,013	15,922
Depreciation	1,168	2,823
(Accretion of discount) amortization of premium on marketable securities	(3,084)	793
Non-cash lease expense	1,029	957
Other non-cash expenses	1,044	434
Changes in operating assets and liabilities:
Related party receivable from collaboration	6,844	(1,729)
Prepaid expenses and other assets	301	(4,249)
Accounts payable	(2,256)	1,627
Accrued and other liabilities	(14,915)	(9,740)
Operating lease liability	(2,634)	(2,481)
Contract liabilities	323	(11,277)
Net cash used in operating activities	(82,075)	(85,889)
Investing activities
Proceeds from maturities of marketable securities	110,170	122,336
Purchase of marketable securities	(49,170)	(144,048)
Purchases of property and equipment	(774)	(1,107)
Net cash provided by (used in) investing activities	60,226	(22,819)
Financing activities
Proceeds from employee stock purchase plan	996	1,228
Proceeds from exercise of stock options	668	1,661
Proceeds from Open Market Sale Agreement, net	—	17,403
Net cash provided by financing activities	1,664	20,292
Net decrease in cash and cash equivalents	(20,185)	(88,416)
Cash, cash equivalents and restricted cash, at beginning of period	77,410	153,294
Cash, cash equivalents and restricted cash, at end of period	$57,225	$64,878

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases not yet paid	$273	$54
See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
NGM Biopharmaceuticals, Inc. and its wholly-owned subsidiary, NGM Biopharmaceuticals Australia Pty Ltd., or NGM Australia, collectively referred to as the Company, is a biopharmaceutical company focused on discovering and developing novel, potentially life-changing medicines based on scientific understanding of key biological pathways underlying grievous diseases with critical unmet or underserved patient need. The Company's portfolio of product candidates range from early discovery to Phase 2b development.
The Company was incorporated in Delaware in December 2007 and commenced operations in 2008. The Company's headquarters are located at 333 Oyster Point Blvd., South San Francisco, California 94080.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and Regulation S-X for interim consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S Securities and Exchange Commission, or SEC, on February 28, 2023. These unaudited condensed consolidated financial statements reflect all adjustments that management believes are necessary for a fair presentation of the periods presented. All such adjustments are of a normal recurring nature and are not necessarily indicative of results expected for the full fiscal year ending December 31, 2023, or for any subsequent interim period.
These unaudited condensed consolidated financial statements include the consolidated accounts of NGM Biopharmaceuticals, Inc. and its wholly-owned foreign subsidiary, NGM Australia. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Specific accounts that require management estimates include, but are not limited to, stock-based compensation expense, contract manufacturing accruals, clinical trial accruals and revenue recognition in accordance with Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates, and to the extent that there are differences between management's estimates and actual results, the Company's future financial statement presentation, financial condition, results of operations and cash flows may be affected.
Sources and Uses of Liquidity
Since inception, the Company has incurred net losses and negative cash flow from operations. During the three and six months ended June 30, 2023, net losses were $38.3 million and $85.9 million, respectively. As of June 30, 2023, the Company had an accumulated deficit of $667.5 million. The Company expects its accumulated deficit will continue to increase over time and does not expect to experience positive cash flows from operations in the near future.
As of June 30, 2023, the Company had $193.5 million of cash, cash equivalents and short-term marketable securities.
In June 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company may sell, from time to time, through or to Jefferies, up to an aggregate of $150.0 million of the Company’s common stock. On June 7, 2023, the Company entered into

Amendment No. 1, or the Amendment, to the Sales Agreement with Jefferies, and the Sales Agreement as amended is referred to as the Amended Sales Agreement. In connection with the Amendment, the Company filed a new shelf registration statement on Form S-3, or the New Registration Statement. The controlling provisions of the Amendment will become effective at the time the SEC declares the New Registration Statement effective. Following the effectiveness of the New Registration Statement, the Amended Sales Agreement will provide for the issuance and sales of shares of the Company's common stock having an aggregate offering price of up to $100.0 million through or to Jefferies, which amount includes any unsold shares of the Company's common stock previously available for sale under the Sales Agreement prior to the effectiveness of the New Registration Statement. As of June 30, 2023, $76.2 million of the Company's common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
The Company believes its existing cash, cash equivalents and short-term marketable securities will be sufficient to fund its operations for a period of at least one year from the issuance of these unaudited condensed consolidated financial statements.
To fully implement the Company’s business plan and fund its operations, the Company needs to raise significant additional capital through public or private equity or debt offerings (which may include potential net proceeds from future sales of the Company's common stock, if any, under the Amended Sales Agreement), collaboration, out licensing, partnership or other business development arrangements, or a combination of the foregoing. None may be possible and, as a result, the Company may need to significantly delay, scale back or discontinue development of or abandon some or all of its product candidates, or scale back or discontinue the Company's discovery research efforts, any of which could have a material adverse effect on the Company's business, operating results and prospects, or the Company may be required to cease operations altogether.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, the related party receivable from collaboration and other current assets and liabilities approximate their respective fair values due to their short-term nature.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by investing in highly rated money market funds and placing its cash with banks it believes are highly creditworthy in amounts that may at times exceed Federal Deposit Insurance Corporation, or FDIC, limits. As of June 30, 2023 and December 31, 2022, cash and cash equivalents consisted of bank deposits and investments in money market funds. The Company’s bank deposits as of June 30, 2023 and December 31, 2022 included certain amounts over the FDIC limits.
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
The Company’s investments are regularly reviewed for any impairments in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the investment is impaired, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of June 30, 2023, the Company did not record any impairments related to its securities.

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
Merck accounted for 100% of the Company’s revenue for the three and six months ended June 30, 2023 and 2022.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of June 30, 2023 and December 31, 2022, no revision to the remaining useful lives or write-down of long-lived assets was required.
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
Net loss per share was computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(38,261)	$(46,519)	$(85,908)	$(78,969)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	82,456	79,270	82,233	78,650
Net loss per share—basic and diluted	$(0.46)	$(0.59)	$(1.04)	$(1.00)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	For the Three and Six Months Ended June 30,
	2023	2022
Options to purchase common stock	16,024	13,125
Shares committed under the ESPP	1,022	485
RSUs	727	—
Total	17,773	13,610
Segment and Geographical Information
The Company operates in one business segment. Substantially all of the Company’s long-lived assets, primarily comprised of property and equipment, are based in the United States. For the three and six months ended June 30, 2023 and 2022, the Company’s revenues were entirely within the United States based upon the location of the Company and Merck.
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

3. Fair Value Measurements
Cash equivalents and marketable securities are classified as available-for-sale securities and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of June 30, 2023
U.S. treasury securities	$63,861	$—	$(111)	$63,750
Money market funds	47,322	—	—	47,322
Commercial paper	28,876	—	—	28,876
U.S. government agency securities	27,634	3	(11)	27,626
Corporate and agency bonds	20,051	—	(30)	20,021
Totals	$187,744	$3	$(152)	$187,595
Classified as:
Cash and cash equivalents				$47,322
Short-term marketable securities (amortized cost of $140,422)				140,273
Total				$187,595

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2022
U.S. treasury securities	$89,039	$7	$(160)	$88,886
Money market funds	62,844	—	—	62,844
Corporate and agency bonds	46,300	—	(200)	46,100
Commercial paper	42,746	—	—	42,746
U.S. government agency securities	20,253	51	—	$20,304
Totals	$261,182	$58	$(360)	$260,880
Classified as:
Cash and cash equivalents				$62,844
Short-term marketable securities (amortized cost of $198,338)				198,036
Total				$260,880
The cash and cash equivalents amount in the table above excludes cash on deposit with banks of $5.9 million and $10.6 million as of June 30, 2023 and December 31, 2022, respectively.
To date, the Company has not recorded any impairment charges against the market value of its marketable securities. In determining whether an investment is impaired, the Company considers various factors including the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
As of June 30, 2023 and December 31, 2022, all of the Company’s marketable securities had remaining contractual maturities of less than one year. As of June 30, 2023, the Company had 15 marketable securities in an unrealized loss position compared to 19 marketable securities in an unrealized loss position as of December 31, 2022. Marketable securities that had been in unrealized loss positions as of June 30, 2023 and December 31, 2022 were in an unrealized loss position for less than twelve months. The Company does not need to, nor does it intend to, sell marketable securities that are in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by major security type, the Company's available-for-sale securities that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements
As of June 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$63,750	$—	$—	$63,750
Money market funds	47,322	—	—	47,322
Commercial paper	—	28,876	—	28,876
U.S. government agency securities	—	27,626	—	27,626
Corporate and agency bonds	—	20,021	—	20,021
Totals	$111,072	$76,523	$—	$187,595

	Fair Value Measurements
As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$88,886	$—	$—	$88,886
Money market funds	62,844	—	—	62,844
Corporate and agency bonds	—	46,100	—	46,100
Commercial paper	—	42,746	—	42,746
U.S. government agency securities	—	20,304	—	20,304
Totals	$151,730	$109,150	$—	$260,880
The Company estimates the fair values of investments in commercial paper, corporate and agency bond securities and U.S. government agency securities using Level 2 inputs by taking into consideration valuations obtained from third-party pricing services.
There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2023 and year ended December 31, 2022.
4. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$53,271	$73,456
Restricted cash	3,954	3,954
Total cash, cash equivalents and restricted cash	$57,225	$77,410

Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$25,801	$25,866
Laboratory equipment and office furniture	23,979	23,807
Computer equipment	1,433	1,433
Construction-in-progress	335	284
Total property and equipment, gross	51,548	51,390
Less: accumulated depreciation and amortization	(43,788)	(42,894)
Total property and equipment, net	$7,760	$8,496
Depreciation expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2023, respectively, compared to $1.4 million and $2.8 million for the same periods in 2022.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Clinical trials and research and development costs	$8,553	$14,597
Personnel-related costs	4,714	9,181
Accrued expenses	3,222	3,834
Manufacturing costs	2,639	6,026
Total accrued liabilities	$19,128	$33,638
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
The Company concluded that the Amended Collaboration Agreement is a separate arrangement containing a three-year performance obligation to provide distinct R&D services in accordance with ASC 606. The total transaction price under the Amended Collaboration Agreement is $118.9 million which includes $86.0 million in research funding for the four calendar quarters that ended on March 31, 2022, $15.3 million in research funding for the ophthalmology and CVM-related continuing programs and the Lab Programs during the remaining two years of the research phase after March 2022, $12.8 million in estimated NGM621 reimbursable expenses and costs during the remaining two years of the research phase after March 2022 and $4.75 million for reimbursable amounts paid in 2022 to a third-party manufacturer in accordance with the terms of the Letter Agreement. The Company will continue to re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company continues performing its R&D services in the area of both the continuing collaboration compounds and the released NGM compounds and has one performance obligation across all continuing programs. The Company will continue to use the cost-based input method to calculate the amount of revenue to recognize as services are being rendered from April 1, 2021 through March 31, 2024. For the period that started on July 1, 2023 and ends on March 31, 2024, the Company expects Merck will provide funding of only approximately $0.6 million in the aggregate for the ongoing CVM-related activities and for certain costs and reimbursements related to the NGM621 program and this amount is included in the transaction price.
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
Merck owned approximately 16% of the Company's outstanding shares as of June 30, 2023.
Summary of Related Party Revenue
The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Related party revenue	$1,423	$8,293	$3,670	$29,241
For the three and six months ended June 30, 2023, the Company recognized collaboration and license revenue primarily related to reimbursable R&D activities associated with the performance obligation under the Amended Collaboration Agreement under which Merck is providing significantly less annual R&D funding than it had provided through March 31, 2022. Revenue recognized related to the reimbursable R&D activities was recognized using the cost-based input model related to R&D activities.
Related Party Contract Assets and Liabilities
Amounts recognized as revenue prior to the Company having an unconditional right (or a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, the contract asset will be classified in current assets. As of June 30, 2023 and December 31, 2022, the Company did not have a related party contract asset.
Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the contract liability will be classified in current liabilities. The Company recorded contract liabilities of $0.7 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively.
6. Commitments and Contingencies
Operating Leases and Lease Guarantee
In December 2015, the Company entered into an operating lease agreement, or the 333 Oyster Point lease agreement, for its corporate office space and facilities at 333 Oyster Point Blvd., South San Francisco, California, or the 333 Oyster Point facility, for approximately 122,000 square feet that expires in December 2023. The 333 Oyster Point lease agreement provided a tenant improvement allowance of $15.2 million that the Company used in 2016 towards $22.3 million in total leasehold improvements that are amortized over the lease term of seven years. As of June 30, 2023, restricted cash in current assets on the Company's condensed consolidated balance sheets included a letter of credit in the amount of $1.5 million required under the 333 Oyster Point lease agreement.
As of June 30, 2023, the remaining lease term for the 333 Oyster Point lease agreement was six months and the discount rate used to determine the Company's operating lease liability was 2.85%. Cash payments included in the measurement of the lease liabilities totaled $2.7 million and $2.6 million in the six-month periods ended June 30, 2023 and 2022, respectively.

During the three and six months ended June 30, 2023 and June 30, 2022, the components of lease costs, which were included in general and administrative expenses on the Company's condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$542	$542	$1,083	$1,083
Variable lease costs (1)	390	324	729	648
Total lease cost	$932	$866	$1,812	$1,731
_____________
(1)Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
As of June 30, 2023, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total undiscounted lease payments for the remainder of the year ending December 31, 2023	$2,768
Less: present value adjustment	(17)
Present value of lease liabilities	$2,751
In July 2022, the Company entered into an operating lease agreement, or the 2024 Lease Agreement, for its corporate office space and facilities at 333 Oyster Point Blvd., South San Francisco, California, which the Company currently occupies pursuant to a sublease agreement that is scheduled to expire on December 31, 2023. Pursuant to the 2024 Lease Agreement, the lease term with the new landlord begins on January 1, 2024 (the lease commencement date) and expires on December 31, 2033, and the Company will pay an initial monthly base rent of approximately $0.9 million for the first year, which is subject to increase at an annual rate of 3.5% each year thereafter, plus certain operating and tax expenses. Base rent during the initial ten-year term of the 2024 Lease Agreement will total $124.1 million. The 2024 Lease Agreement provides a tenant improvement allowance of approximately $4.9 million. The Company has an option to extend the 2024 Lease Agreement for a period of either eight years or ten years after the initial term. In July 2022, pursuant to the 2024 Lease Agreement, the Company provided the landlord with a letter of credit in the amount of $2.5 million that was reported as restricted cash in non-current assets on the Company's condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
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

7. Stock-Based Compensation
Stock Option Activity
The following is a summary of the activity under the Company's equity incentive plans:

	Outstanding Options		Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
	Number of Options (In Thousands)	Weighted Average Exercise Price
Balances at December 31, 2022	14,215	$14.74	6.89	$1,749
Options granted	5,029	4.32
Options exercised	(351)	1.90
Options forfeited	(2,494)	11.42
Options expired	(375)	14.80
Balances at June 30, 2023	16,024	$12.27	6.24	$40
Vested and expected to vest at June 30, 2023	15,556	$12.35	6.16	$40
Exercisable at June 30, 2023	9,303	$14.51	4.14	$40
The aggregate intrinsic values of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2023 was $3.13 per share.
Employee Stock Purchase Plan
Under the ESPP, eligible employees are granted the right to purchase shares of the Company's common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan. As of June 30, 2023, 1,087,768 shares of common stock had been purchased under the ESPP.
Restricted Stock Units
During the three and six months ended June 30, 2023, the Company granted 1.0 million RSUs covering an equal number of shares of the Company's common stock to employees with a weighted-average grant date fair value of $4.36 per RSU. The fair value of RSUs is determined on the date of grant based on the market price of the Company's common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. No shares underlying the RSUs have vested or been released as of June 30, 2023.
Stock-Based Compensation Expense
Stock-based compensation expense was calculated based on awards previously granted to employees, directors and non-employees that are ultimately expected to vest and was reduced for estimated forfeitures.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$3,586	$4,411	$8,400	$8,622
General and administrative	3,890	3,691	7,613	7,300
Total stock-based compensation expense	$7,476	$8,102	$16,013	$15,922
Stock-based compensation expense for the three and six months ended June 30, 2023 included $0.7 million in restructuring charges. See Note 9 for information regarding the Company's workforce reduction in the second quarter of 2023.
As of June 30, 2023, total compensation cost not yet recognized related to unvested stock options was $39.2 million, which is expected to be recognized over a weighted-average period of 2.2 years. As of June 30, 2023, total compensation cost not yet recognized related to unvested RSUs was $2.5 million, which is expected to be recognized over a weighted-average period of 3.5 years.
8. Income Taxes
Since inception, the Company has incurred net losses, and the Company expects to record a net loss for the year ending December 31, 2023. Additionally, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company did not record a tax provision for income taxes for the three and six months ended June 30, 2023 and 2022.
9. Workforce Reduction
During the second quarter of 2023, the Company announced and substantially completed a restructuring of the Company's workforce pursuant to which the Company’s workforce was reduced by 74 people, or approximately 33% of the Company’s existing headcount as of April 3, 2023. The execution of the restructuring was substantially completed by the end of the second quarter of 2023. The Company incurred approximately $5.0 million in restructuring charges in connection with the restructuring, consisting of (i) approximately $4.3 million in cash-based expenses related to employee severance and notice period payments, benefits and related costs, and (ii) approximately $0.7 million in non-cash stock-based compensation expense related to the vesting of share-based awards.
The restructuring charges were included in the Company's condensed consolidated statements of income for the three and six months ended June 30, 2023 as follows (in thousands):

Three and Six Months Ended June 30, 2023
Research and development	$3,864
General and administrative	1,135
Total restructuring expense	$4,999
All restructuring charges were incurred in the second quarter of 2023, and cash payments were substantially completed by the end of the second quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on February 28, 2023, or the 2022 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors that could impact our business, including those set forth in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” "aspire," “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
In addition, statements that “we believe,” "we expect," "we anticipate" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate we have conducted exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Our pipeline is currently divided into two categories with separate approaches to development strategy and resource allocation in an effort designed to enable more of the product candidates in our pipeline to be advanced as effectively and efficiently as possible. To that end, we recently have been focusing most of our execution efforts and resources on advancing our clinical-stage solid tumor oncology programs to potentially rapid proof of concept. For our other programs that are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data, due to the need to conserve capital and prioritize focused execution, we are seeking collaboration, out licensing, partnership or other business development arrangements, or BD Arrangements, with third-party partners with sufficient resources and relevant domain expertise in order to further their development.
Pipeline Programs and Operational Updates
Programs in Active Development — Solid Tumor Oncology
We recently have been focusing most of our execution efforts and resources on our four solid tumor oncology programs, NGM707, NGM831, NGM438 and NGM120. We believe our solid tumor oncology programs offer development paths that are relatively resource efficient and have the potential to generate clinical proof-of-concept data more rapidly than certain other indications, although we may in the future pursue development of programs in other therapeutic areas. While we have been investing our resources to advance development of our solid tumor oncology programs, we will opportunistically consider BD Arrangements .
Our solid tumor oncology product candidates are wholly-owned by us.

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
•We are conducting an open-label Phase 1/1b clinical trial to evaluate NGM831 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced or metastatic solid tumors. A Phase 1, Part 1a cohort evaluating NGM831 as a monotherapy and a Phase 1, Part 1b cohort evaluating NGM831 in combination with pembrolizumab were initiated in 2022. Both cohorts are ongoing.
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
•We are conducting an open-label, Phase 1/1b clinical trial to evaluate NGM438 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced or metastatic solid tumors. A Phase 1, Part 1a cohort evaluating NGM438 as a monotherapy and a Phase 1, Part 1b cohort evaluating NGM438 in combination with pembrolizumab were initiated in 2022. Both cohorts are ongoing.
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
The trial includes:
▪a Phase 1a cohort evaluating NGM120 as a monotherapy in patients with select advanced solid tumors,

▪a Phase 1b cohort evaluating NGM120 in combination with gemcitabine and Nab-paclitaxel in patients with metastatic pancreatic cancer,
▪an additional Phase 1b cohort testing NGM120 in combination with one or more lines of hormone therapies in patients with mCRPC, and
•a Phase 2 cohort evaluating NGM120 in combination with gemcitabine and Nab-paclitaxel as first-line treatment in patients with metastatic pancreatic cancer (referred to as the PINNACLES trial).
All four cohorts have completed enrollment.
Additional Programs Currently Without Significant Resource Allocation
Due to the need to conserve capital and prioritize focused execution, the remainder of our pipeline includes programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. These programs are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data. As a result, we are seeking BD Arrangements with third-party partners possessing sufficient resources and relevant domain expertise in the relevant therapeutic area in order to further clinical development of these programs. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development. These programs are set forth below:
•NGM621. NGM621 is a humanized Immunoglobulin 1, or IgG1, monoclonal antibody administered via intravitreal, or IVT, injection. NGM621 was engineered to potently bind to, and be a long-acting inhibitor of, complement C3 with the treatment goal of reducing the rate of disease progression in patients with geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD.
•Aldafermin. Aldafermin is an engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection. Aldafermin is wholly-owned by us. In May 2023, we reported topline data from the Phase 2b ALPINE 4 trial of aldafermin in 160 patients with compensated cirrhosis due to non-alcoholic steatohepatitis, or NASH (liver fibrosis stage 4, or F4, by the NASH Clinical Research Network classification). The 48-week trial assessed the efficacy, safety and tolerability of 0.3 mg, 1 mg and 3 mg doses of aldafermin compared to placebo. The primary objective of the ALPINE 4 study was to evaluate the impact on Enhanced Liver Fibrosis, or ELF, score at week 48. The ELF score is a reproducible, quantitative non-invasive liver prognostic test that evaluates liver fibrosis and correlates to liver-related outcomes. The study met its primary endpoint with a statistically significant reduction in ELF score from baseline to week 48 in patients treated with 3 mg of aldafermin versus patients receiving placebo. Patients receiving 3 mg of aldafermin had a 0.5 point greater reduction in ELF at week 48 compared to patients receiving placebo (p-value=0.0003). On the secondary endpoint of fibrosis improvement of ≥1 stage (for which the trial was not statistically powered), 21% (p-value=0.39) and 23% (p-value=0.36) of patients in the 1 mg and 3 mg cohorts, respectively, achieved fibrosis improvement versus 15% in the placebo cohort at week 48. A 0.3 mg aldafermin cohort was part of the original design of the trial and enrolled 7 patients prior to being discontinued in favor of enrolling more patients in the 1 mg and 3 mg arms of the trial. Patients in the 0.3 mg arm were primarily evaluated for safety. Aldafermin was generally well tolerated with no treatment-related serious adverse events and a safety and tolerability profile generally consistent with prior trials of aldafermin, including higher levels of gastrointestinal events in patients treated with aldafermin as compared to patients treated with placebo. In May 2023, we also announced positive data from a Phase 2 investigator-sponsored trial of aldafermin for the treatment of patients with diarrhea-predominant irritable bowel syndrome, or IBS-D, and bile acid malabsorption, or BAM, at Digestive Disease Week 2023. Aldafermin demonstrated statistically significant reductions in serum 7αC4 (a marker of bile acid synthesis) and fecal bile acids versus placebo in patients in the trial with idiopathic BAM with IBS-D.
•NGM313 (MK-3655). NGM313 (MK-3655) is an agonistic antibody discovered by us that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or FGFR1c/KLB, which regulates insulin sensitivity, blood glucose and liver fat and is administered every four weeks through a subcutaneous injection. NGM313 (MK-3655) was licensed by Merck in November 2018 and was being developed by Merck in patients with NASH and liver fibrosis stage 2 or 3. In April 2023, the license rights granted to Merck with respect to NGM313 (MK-3655) reverted to us and the program is now wholly-owned by us.
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
The success of each of our product candidates may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability, sales capability, any future BD Arrangements, the sufficiency of our cash resources, regulatory matters, third-party payor matters and commercial viability. We do not have any products approved for sale and do not anticipate generating revenue from product sales for the foreseeable future, if ever.
Business Development and Merck Collaboration Updates
Pursuing BD Arrangements has been and is expected to continue to be a key component of our strategy. Given the breadth of opportunities that have been, and may in the future be, produced by our discovery engine, we are seeking BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our product candidates. We believe that this strategy, if successfully implemented, may enable more of the programs in our pipeline, including those in active development by us, to be advanced as effectively and efficiently as possible. As described above, further development of NGM621, aldafermin, NGM313 (MK-3655) and NGM936 is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of those programs unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
Our collaboration with Merck, described in "Business - Licensing and Collaboration Arrangements - Merck Collaboration" in Part I, Item 1 of the 2022 Annual Report on Form 10-K and Note 5, “Research Collaboration and License Agreements - Merck,” in our notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, historically provided us with robust financial support that enabled us to broaden and accelerate our research efforts and to develop more product candidates for major indications than we likely could have advanced on our own. We do not have any committed external source of funds, other than pursuant to our collaboration with Merck under the amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement. Currently, the only ongoing activities funded under the Amended Collaboration Agreement are ongoing cardiovascular or metabolic-, or CVM-, related activities. In 2023, the R&D funding we receive from Merck under the Amended Collaboration Agreement will be limited and continue to be substantially lower on an annual basis than the research funding previously provided by Merck. In this regard, for the period that started on July 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $0.6 million in the aggregate from Merck for the ongoing CVM-related activities and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal. The research phase for the CVM-related programs under the Amended Collaboration Agreement will continue through March 31, 2024, unless the parties mutually agree to extend the research phase through March 31, 2026, in which case Merck would provide up to a total of $20.0 million in R&D funding during the additional two years of the CVM program research phase.
Restructuring
In April 2023, we announced a restructuring of our workforce pursuant to which our workforce was reduced by 74 people, or approximately 33% of our existing headcount as of such date. The restructuring, including cash payments, was substantially completed by the end of the second quarter of 2023. We incurred approximately $5.0 million in restructuring charges in connection with the restructuring, consisting of (i) approximately $4.3 million in cash-based expenses related to employee severance and notice period payments, benefits and related costs, and (ii) approximately $0.7 million in non-cash stock-based compensation expense related to the vesting of share-based awards.
Operational Updates
We do not own, and have no plans to establish, any manufacturing facilities. All of our manufacturing activities are outsourced to third-party contract development and manufacturing organizations or third-party contract manufacturing organizations, which we refer to collectively as CMOs, which are generally single-source suppliers of the drug product or drug substance they are manufacturing for us. We also utilize third-party contract research organizations, or CROs, to carry out many of our clinical development activities. We expect to be reliant on CMOs and CROs for these activities for the foreseeable future. Significant portions of our research and development, or R&D, resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. If our CMOs and CROs fail to satisfy their contractual duties to us or meet expected deadlines or if our CMOs experience difficulties in scaling production, higher than anticipated costs or lower than anticipated yields, product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, difficulties with quality control, product stability or quality assurance testing, or difficulties procuring raw materials or components as a result of the COVID-19 or some future pandemic or otherwise, our ongoing and planned trials and possible acceleration or expansion of those trials may be delayed, perhaps substantially, or abandoned, which could materially and adversely affect our business. For example, in 2022, our planned individual new drug application, or IND, submissions for NGM831 and NGM438 were delayed due to challenges at one of our CMOs with respect to the manufacture of those product candidates, primarily related to analytical method qualification and release testing. It is possible that we could experience further supply-related delays that would create supply challenges and possible timing delays for ongoing and planned clinical trials or delay the commencement of first-in-human testing of future product candidates. In addition, there have historically been times of increased competition in the biotechnology industry for available CMO manufacturing slots and other capabilities generally, which has had, and may in the future have, a negative impact on the availability of manufacturing capacity and therefore our ability to supply clinical trial materials for planned, ongoing, accelerated or expanded clinical trials. Our CMOs’ facilities and operations have also been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff. Changes in economic conditions, supply chain constraints, labor, raw material and component shortages and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. These supply chain effects, increased competition and higher costs of acquired goods and services have not materially impacted our results of operations for the three and six months ended June 30, 2023, although they may negatively impact our business operations and our financial results in the future.
In addition, some of our product candidates are currently manufactured solely at a facility in Lithuania. Following Russia's invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, including to Lithuania. The ongoing conflict between Russia and Ukraine and the retaliatory measures taken or that may be taken by the United States, NATO and others, including significant sanctions against Russia, create global security concerns and regional instability, including due to the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
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

Financial Highlights
Since inception, we have funded our operations primarily through:
•fees received from collaboration partners, which since inception through June 30, 2023 includes reimbursement of R&D expenses of $543.9 million and upfront cash licensing fees of $123.0 million, primarily from Merck, and a payment of $20.0 million from Merck to license NGM313 (MK-3655) and related compounds;
•proceeds from private placements of convertible preferred stock prior to our initial public offering, or IPO, including approximately $106.0 million of our Series E convertible preferred stock purchased by Merck;
•net proceeds from our IPO in 2019 of approximately $107.8 million, together with proceeds from the concurrent private placement of shares of common stock to Merck of $65.9 million;
•net proceeds of $134.6 million from the sale of 5,324,074 shares of our common stock in January 2021 upon completion of an underwritten public offering of our common stock, or the follow-on offering, which included the full exercise by the underwriters of their option to purchase additional shares; and
•net proceeds of $71.5 million through June 30, 2023 from sales of approximately 4.1 million shares of our common stock under an Open Market Sale AgreementSM we entered into with Jefferies LLC, or Jefferies, in June 2020, or the Sales Agreement.
At June 30, 2023, we had $193.5 million in cash, cash equivalents and short-term marketable securities.
We have incurred net losses each year since our inception. As of June 30, 2023, we had an accumulated deficit of $667.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our R&D programs and general and administrative, or G&A, costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other R&D activities, and the amount of R&D funding we receive from future BD Arrangements, if any. For further discussion of our financial position and future sources of funding, see “Liquidity and Capital Resources” below.
Financial Operations Overview
Related Party Revenue
Our revenue to date has been generated primarily from recognition of license fees and R&D service funding pursuant to our collaboration with Merck. Merck is also a significant stockholder and, as such, collaboration revenue from Merck is referred to as related party revenue.
Since the Company's inception through June 30, 2023, Merck has paid us $619.0 million pursuant to the terms of our collaboration. Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and it will continue to decrease in 2023 given the substantial reduction in the level of funding we will receive from Merck. In this regard, for the period that started on July 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $0.6 million in the aggregate from Merck for the ongoing CVM-related activities and for certain costs and reimbursements related to the NGM621 program. After December 31, 2023, we expect funding, and revenue recognized, from Merck to be minimal. As a result, we believe that period-to-period comparisons of our revenue may not be meaningful and should not be relied upon as being indicative of future performance.
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

Our related party revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Related party revenue	$1,423	$8,293	$3,670	$29,241
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
We need to devote a substantial amount of our own financial resources to our wholly-owned development programs, which we recently have been focusing primarily on our solid tumor oncology programs. As a result, further development of NGM621, aldafermin, NGM313 (MK-3655) and NGM936 is currently primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of those programs unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development. For the foreseeable future, we anticipate a significant portion of our financial resources, other than those received from Merck which are dedicated to activities under the Amended Collaboration Agreement, will be directed to activities required to initiate and advance clinical trials of certain of our wholly-owned programs.
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
•the effects of the COVID-19 pandemic on our employees, patients, clinical trial sites and our CROs, CMOs and other service providers;

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
Results of Operations
Our results of operations were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Related party revenue	$1,423	$8,293	$(6,870)	$3,670	$29,241	$(25,571)
Operating expenses:
Research and development	32,351	45,433	(13,082)	73,208	88,239	(15,031)
General and administrative	9,647	9,927	(280)	21,231	20,650	581
Total operating expenses	41,998	55,360	(13,362)	94,439	108,889	(14,450)
Loss from operations	(40,575)	(47,067)	6,492	(90,769)	(79,648)	(11,121)
Interest income, net	2,448	543	1,905	5,032	719	4,313
Other (expense) income, net	(134)	5	(139)	(171)	(40)	(131)
Net loss	$(38,261)	$(46,519)	$8,258	$(85,908)	$(78,969)	$(6,939)
Related Party Revenue from Merck
Revenue decreased $6.9 million and $25.6 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to a decrease in R&D revenue under the Amended Collaboration Agreement with Merck.
Given the substantial reduction in the level of funding from Merck, our revenue will continue to decrease in 2023. In this regard, for the period that started on July 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $0.6 million in the aggregate from Merck for the ongoing CVM-related activities and for certain costs and reimbursements related to the NGM621 program. After December 31, 2023, we expect funding, and revenue recognized, from Merck to be minimal.

Research and Development Expenses
Our R&D expenses by program were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
External R&D expenses:
NGM707 (Anti-ILT2/ILT4 dual antagonist)	$4,561	$7,880	$11,437	$11,558
NGM438 (LAIR1 antagonist)	2,083	1,291	5,048	3,313
NGM831 (ILT3 antagonist)	2,196	1,520	3,838	3,259
Aldafermin (FGF19 analog)	837	2,881	3,123	7,243
NGM120 (GFRAL antagonist)	1,163	2,536	2,331	4,015
NGM621 (C3 inhibitor)	228	4,783	1,364	10,269
Other external R&D expenses	468	705	719	825
Total external R&D expenses	11,536	21,596	27,860	40,482
Personnel-related expenses	10,739	15,435	27,934	31,330
Internal and unallocated R&D expenses (1)	10,076	8,402	17,414	16,427
Total R&D expenses	$32,351	$45,433	$73,208	$88,239
_____________
(1)Internal and unallocated R&D expenses consist primarily of research supplies and consulting fees, which we deploy across multiple R&D programs and include restructuring charges of $3.9 million in the three and six months ended June 30, 2023.
R&D expenses decreased $13.1 million and $15.0 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three-month period was primarily due to a decrease in personnel-related expenses of $4.7 million and decreases in expenses for our clinical trials of NGM621 of $4.6 million, NGM707 of $3.3 million and NGM120 of $1.4 million, and decreases in expenses for our manufacturing activities and our clinical trials of aldafermin of $2.0 million; partially offset by restructuring charges of $3.9 million. The decrease in the six-month period was primarily due to a decrease in expenses for our clinical trial of NGM621 of $8.9 million, decreases in expenses for our manufacturing activities and our clinical trials of aldafermin of $4.1 million, a decrease in personnel-related expenses of $3.4 million and a decrease in expenses for our clinical trial of NGM120 of $1.7 million, partially offset by restructuring charges of $3.9 million.
We expect our R&D expenses will decrease in 2023 compared to 2022 as we suspend development activities related to NGM621 and our other preclinical ophthalmology programs, complete activities related to ALPINE 4 and focus on the continued advancement of our solid tumor oncology portfolio.
General and Administrative Expenses
G&A expenses decreased $0.3 million in the three months ended June 30, 2023 and increased $0.6 million in the six months ended June 30, 2023 compared to the same periods in 2022. The decrease in the three-month period was primarily due to a decrease in compensation-related expenses of $1.0 million and a decrease in depreciation expense of $0.8 million, partially offset by restructuring charges of $1.1 million and an increase in legal-related expenses of $0.5 million. The increase in the six-month period was primarily due to an increase in legal-related expenses of $1.6 million and restructuring charges of $1.1 million, partially offset by a decrease in depreciation expense of $1.5 million and compensation-related expenses of $0.8 million.
We anticipate that our G&A expenses in 2023 will decrease moderately compared to 2022 primarily due to the workforce restructuring implemented in the second quarter of 2023.
Interest Income, net
Interest income, net, increased $1.9 million and $4.3 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to higher yielding investments.

Liquidity and Capital Resources
Funding Requirements
We have no products approved for commercial sale, have not generated any revenue from product sales to date and we are not and may never be profitable. We have incurred losses in each year since commencing operations, and we expect to incur significant operating losses in 2023 and over the next several years. As of June 30, 2023, we had an accumulated deficit of $667.5 million, and we expect our accumulated deficit will continue to increase over time.
We have an active discovery research group and have spent significant resources to fund R&D of multiple pipeline programs. We recently have been focusing most of our execution efforts and resources on our solid tumor oncology programs, NGM707, NGM831, NGM438 and NGM120, as our research, development, clinical trial and related activities continue. While we will opportunistically consider BD Arrangements to advance development of these programs, we have been continuing to invest our resources in their development even in the absence of BD Arrangements.
Due to the need to conserve capital and prioritize focused execution, the remainder of our pipeline includes programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. We are seeking BD Arrangements with third-party partners possessing sufficient resources and relevant domain expertise in the relevant therapeutic area in order to further clinical development of these programs. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
Prior to 2022, we received substantial R&D funding from our collaboration with Merck. However, under the narrower scope of the Amended Collaboration Agreement, R&D funding from Merck beginning April 2022 was and is expected to continue to be substantially lower than the R&D funding previously provided by Merck. For the period that started on July 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $0.6 million in the aggregate from Merck for activities remaining under the Amended Collaboration Agreement and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal.
Our cash requirements for fiscal year 2023 continue to be driven by our R&D and G&A expenses. In 2022 and 2021, our R&D expenses were $181.1 million and $161.7 million, respectively. In 2023, we expect our R&D expenses to decrease compared to 2022 as we suspend development activities related to NGM621 and our other preclinical ophthalmology programs, complete activities related to ALPINE 4 and focus on the continued advancement of our solid tumor oncology portfolio. In 2022 and 2021, our G&A expenses were $40.5 million and $36.9 million, respectively. In 2023, we expect our G&A expenses will decrease moderately compared to 2022 primarily due to the workforce restructuring implemented in the second quarter of 2023. Beginning in 2024, our operating lease costs will increase pursuant to the 2024 Lease Agreement we entered into in July 2022 for our current corporate office space and facilities in South San Francisco, California. Our current sublease will expire on December 31, 2023. The 2024 Lease Agreement will commence on January 1, 2024 and expire on December 31, 2033. We will pay an initial monthly base rent of approximately $0.9 million for the first year, which is subject to increase at an annual rate of 3.5% each year thereafter, plus certain operating and tax expenses.
We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for at least one year from the date this Quarterly Report on Form 10-Q is filed. Moreover, based on our current development plans and related assumptions, we believe our current cash position is sufficient to fund our immuno-oncology solid tumor programs through generation of proof-of-concept data. We have based these estimates on plans and assumptions that may prove to be insufficient or inaccurate (for example, with respect to anticipated costs, timing or success of certain activities), and we could utilize our available capital resources sooner than we currently expect. For example, although we implemented and substantially completed a workforce restructuring in the second quarter of 2023 as part of our broader efforts designed to reduce our operating expenses, we may not achieve the expected benefits of our cost preservation efforts on the expected timeline, or at all, and we could otherwise consume capital more rapidly than we currently anticipate. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Nonetheless, in order to advance our current and potential future product candidates through development and to regulatory approval and commercialization, we need to raise significant additional capital and/or we need to enter into BD Arrangements to obtain funding or other resources for one or more of our wholly-owned programs. Neither may be possible and, as a result, we may need to significantly delay, scale back or discontinue development of or abandon some or all of our product candidates, or scale back or discontinue our discovery research efforts, any of which could have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether.
Sources of Liquidity
Cash and Investments
As of June 30, 2023, we had cash and cash equivalents of $53.3 million and short-term marketable securities of $140.3 million.
Merck Collaboration
The revenue we receive under the Amended Collaboration Agreement with Merck is currently our only source of revenue. For the period that started on July 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $0.6 million in the aggregate from Merck for the ongoing CVM-related activities and for certain costs and reimbursements related to the NGM621 program. See “Overview of Our Business – Business Development and Merck Collaboration Updates” above.
Other Sources of Capital
In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through or to Jefferies, acting as our sales agent. As of December 31, 2022 and June 30, 2023, $76.2 million of our common stock remained available to be sold under the Sales Agreement, subject to conditions specified in the Sales Agreement.
On June 7, 2023, we entered into Amendment No. 1, or the Amendment, to the Sales Agreement with Jefferies, and we refer to the Sales Agreement as amended as the Amended Sales Agreement. In connection with the Amended Sales Agreement, we filed a new shelf registration statement on Form S-3, or the New Registration Statement, which upon effectiveness will provide for the issuance and sale of shares of our common stock having an aggregate offering price of up to $100.0 million through or to Jefferies, which amount includes any unsold shares of our common stock previously available for sale under the Sales Agreement prior to the effectiveness of the New Registration Statement. The controlling provisions of the Amendment will become effective at the time the SEC declares the New Registration Statement effective. We plan to finance our future cash needs through public or private equity or debt offerings, including under the Amended Sales Agreement following the effectiveness of the New Registration Statement, BD Arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all.
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
Furthermore, higher inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the closures of Silicon Valley Bank, or SVB, and other banks in early 2023 have resulted in broader financial institution liquidity risk and concerns. Although we incurred no losses as a result of the closure of SVB or other banks, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could materially harm our business and financial condition. In this regard, we continue to maintain our cash at SVB and other banks, often in balances that exceed the current FDIC insurance limits, and the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds may be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. In any event, if the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our financial condition and our ability to pursue our business strategy.
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
While we may opportunistically consider BD Arrangements to advance development of our solid tumor oncology programs, we are seeking BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our other programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. We believe that this strategy, if successfully implemented, may enable more of the product candidates in our pipeline to be advanced as effectively and efficiently as possible. If we are unable to secure BD Arrangements for NGM621 and our preclinical ophthalmology programs, aldafermin, NGM313 (MK-3655) and NGM936, we may discontinue or abandon any or all of them altogether, in which case we will not realize any return on our investments in these programs. Even if we are successful in securing BD Arrangements for these programs, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of the applicable product candidates. Our ability to generate revenue from any such BD Arrangement will depend on the specific terms of the BD Arrangement.
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
Cash Flow Activity
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(82,075)	$(85,889)
Investing activities	60,226	(22,819)
Financing activities	1,664	20,292
Net decrease in cash, cash equivalents and restricted cash	$(20,185)	$(88,416)
Operating Activities
In the six months ended June 30, 2023, net cash used in operating activities was $82.1 million, which consisted of a net loss of $85.9 million, adjusted for non-cash charges of $16.2 million and a change in operating assets and liabilities of $12.4 million. The non-cash charges consisted primarily of stock-based compensation expense of $16.0 million. The change in operating assets and liabilities was mainly driven by decreases in accrued liabilities of $14.9 million, a related party receivable of $6.8 million, accounts payable of $2.3 million and operating lease liability of $2.6 million.
In the six months ended June 30, 2022, net cash used in operating activities was $85.9 million, which consisted of a net loss of $79.0 million, adjusted for non-cash charges of $20.9 million and a change in operating assets and liabilities of $27.8 million. The non-cash charges consisted primarily of stock-based compensation expense of $15.9 million and depreciation expense of $2.8 million. The change in operating assets and liabilities was mainly driven by decreases in contract liabilities of $11.3 million, accrued liabilities of $9.7 million and operating lease liability of $2.5 million, partially offset by increases in prepaid expenses and other current assets of $4.2 million and a related party receivable of $1.7 million.

Investing Activities
In the six months ended June 30, 2023, net cash provided by investing activities was $60.2 million, which consisted primarily of $110.2 million in net proceeds on maturity of marketable securities, partially offset by purchases of marketable securities of $49.2 million.
In the six months ended June 30, 2022, net cash used in investing activities was $22.8 million, which consisted primarily of purchases of marketable securities of $144.0 million, partially offset by $122.3 million in net proceeds on maturity of marketable securities.
Financing Activities
In the six months ended June 30, 2023, net cash provided by financing activities consisted of proceeds from our employee equity incentive and employee stock purchase plans. In the six months ended June 30, 2022, net cash provided by financing activities consisted of net proceeds of $17.4 million from the sale of shares of our common stock under the Sales Agreement and proceeds from our employee equity incentive and employee stock purchase plans.
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
We enter into agreements in the normal course of business with CROs for clinical trials, CMOs and other vendors for preclinical studies, supplies, manufacturing and other services and products for operating purposes. These agreements are generally cancellable at any time by us, upon prior written notice, and may or may not include cancellation fees. Given that the amount and timing related to such payments are uncertain, they are not considered to be contractual obligations. As of June 30, 2023, we had not accrued for any termination or cancellation charges for any of these agreements as these were not considered probable. See "Liquidity and Capital Resources - Funding Requirements" above for information regarding our expected R&D spend.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as revenue and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our product candidates may fail to demonstrate safety and efficacy in ongoing and future clinical trials, may never achieve regulatory approval and, even if approved, may not be able to be successfully commercialized due to competition or other factors.
•We have incurred net losses every year since our inception, we have no meaningful source of revenue , we expect to continue to incur significant operating losses and we may never become profitable.
•All of our revenue for recent periods has been received from a single collaboration partner, Merck Sharp & Dohme LLC, or Merck, and that revenue will continue to decrease for the remainder of 2023 and be minimal in 2024.
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

•While we may opportunistically consider BD Arrangements to advance development of our solid tumor oncology programs, we are seeking BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our other programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements, and if we are unable to secure BD Arrangements to support these programs, which include NGM621, aldafermin, NGM313 (MK-3655) and NGM936, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development, and may discontinue or abandon any or all of these programs altogether, in which case we will not realize any return on our investments in those programs.
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
•Our future success depends in part on our ability to attract and retain highly skilled employees, including members of our senior management team.
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
Risks Related to Our Financial Condition and Capital Needs
We have incurred net losses every year since our inception and have no meaningful source of revenue. We expect to continue to incur significant operating losses and may never become profitable.
We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net losses were $162.7 million, $120.3 million and $102.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of June 30, 2023, we had an accumulated deficit of $667.5 million.
We expect to continue to incur significant research and development, or R&D, and other expenses related to our ongoing operations for the foreseeable future, particularly to fund R&D of, and to seek regulatory approvals for, our product candidates. We incurred substantial net operating losses in 2022 and expect to continue to incur significant operating losses in 2023 and over the next several years as our research, development, manufacturing, preclinical studies, clinical trial and related activities continue. We expect our accumulated deficit will also increase in future periods. The size of our future net losses will depend, in part, on the amount of our expenses and our ability to generate revenue. All of our revenue from recent periods has been provided from Merck under the amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement. That revenue will be substantially lower in 2023 than in 2022 and prior years and minimal thereafter. See the risk factor titled “All of our revenue for recent periods has been received from a single collaboration partner, and that revenue will continue to decrease for the remainder of 2023 and be minimal in 2024.”

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
Even if we successfully complete development and regulatory processes for any product candidates that we take forward, we anticipate incurring significant costs associated with launching and commercializing any approved products. If we fail to become profitable or do not sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or cease our operations.
All of our revenue for recent periods has been received from a single collaboration partner, and that revenue will continue to decrease for the remainder of 2023 and be minimal in 2024.
We do not have any committed external source of funds, other than pursuant to our collaboration with Merck, which has provided us with substantial financial support since 2015. However, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview of Our Business-Business Development and Merck Collaboration Updates” in Part I, Item 2 of this Quarterly Report on Form 10-Q, in 2023 the R&D funding we receive from Merck under the collaboration will be substantially lower on an annual basis than the research funding previously provided by Merck. In this regard, for the period that started on July 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $0.6 million in the aggregate from Merck for the ongoing activities under the Amended Collaboration Agreement and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal.
In any event, we need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs that now include all of our ophthalmology programs and NGM313 (MK-3655). In addition, our funding requirements would increase for any preclinical programs that remain within the scope of the collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs. For example, as a result of Merck’s decision not to exercise its option to license NGM621 and its related compounds, as described below, NGM621 and its related compounds are now wholly-owned by us. Further development of NGM621 is primarily dependent on our ability to secure potential future BD Arrangements with third-party partners and, in the absence of such BD

Arrangements, we are unlikely to be able to advance development of NGM621 unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development. In addition, as a result of Merck's decision to terminate its license to NGM313 (MK-3655) and its related compounds, the license rights granted to Merck in 2018 with respect to NGM313 (MK-3655) reverted to us and the program is now wholly-owned by us. Further development of NGM313 (MK-3655) is also primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM313 (MK-3655) unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
Other than our Amended Collaboration Agreement with Merck, which is limited in funding, scope and duration, and may be unilaterally terminated by Merck under certain circumstances, we are not party to any agreements that could provide us with future revenue. Accordingly, in order to advance our current and potential future product candidates through development and to regulatory approval and commercialization, we need to raise significant additional capital and/or we will need to enter into BD Arrangements to obtain funding or other resources for one or more of our wholly-owned programs. Neither may be possible and, as a result, we may need to significantly delay, scale back or discontinue development of or abandon some or all of our product candidates, or scale back or discontinue our discovery research efforts, any of which could have a material adverse effect on our business, operating results and prospects, or we may be required to cease operations altogether.
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
•the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;
•the cost and timing of selecting, auditing and potentially validating a manufacturing site for later-stage clinical and commercial-scale manufacturing;
•the effect of products that may compete with our product candidates or other market developments;
•market acceptance of any approved product candidates, including product pricing and product reimbursement by third-party payors;
•whether Merck exercises its option to license any preclinical candidates that remain within the scope of the collaboration at the license option point as specified in the Amended Collaboration Agreement for each such candidate;
•whether Merck terminates the research phase of the collaboration under pre-specified circumstances set forth in the Amended Collaboration Agreement or terminates a program that it has licensed, such as its decision to terminate its license for NGM313 (MK-3655) and its related compounds;
•the cost of potentially acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and
•the cost of establishing sales, marketing and distribution capabilities for any of our product candidates for which we may receive regulatory approval and that we determine to commercialize ourselves or in collaboration with partners.

We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for at least one year from the date this Quarterly Report on Form 10-Q is filed. Moreover, based on our current development plans and related assumptions, we believe our current cash position is sufficient to fund our immuno-oncology solid tumor programs through generation of proof-of-concept data. We have based these estimates on plans and assumptions that may prove to be insufficient or inaccurate (for example, with respect to anticipated costs, timing or success of certain activities), and we could utilize our available capital resources sooner than we currently expect. For example, although we implemented and substantially completed a workforce restructuring in the second quarter of 2023 as part of our broader efforts designed to reduce our operating expenses, we may not achieve the expected benefits of our cost preservation efforts on the expected timeline, or at all, and we could otherwise consume capital more rapidly than we currently anticipate. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section.
On June 7, 2023, we entered into Amendment No. 1, or the Amendment, to the Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, and we refer to the Sales Agreement as amended as the Amended Sales Agreement. In connection with the Amendment, we filed a new shelf registration statement on Form S-3, or the New Registration Statement, which upon effectiveness will provide for the issuance and sales of shares of our common stock having an aggregate offering price of up to $100.0 million through or to Jefferies, which amount includes any unsold shares of the Company's common stock previously available for sale under the Sales Agreement prior to the effectiveness of the New Registration Statement.
We plan to finance our future cash needs through public or private equity or debt offerings, including under the Amended Sales Agreement following the effectiveness of the New Registration Statement, BD Arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all. While the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, higher inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the closures of Silicon Valley Bank, or SVB, and other banks in early 2023 have resulted in broader financial institution liquidity risk and concerns. Although we incurred no losses as a result of the closure of SVB or other banks, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could materially harm our business and financial condition. In this regard, we continue to maintain our cash at SVB and other banks, often in balances that exceed the current FDIC insurance limits, and the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds may be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. In any event, if the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our financial condition and our ability to pursue our business strategy.
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

In this regard, due to the need to conserve capital and prioritize focused execution, we are seeking BD Arrangements with third-party partners with sufficient resources and relevant domain expertise in order to further the clinical development, if any, of NGM621, aldafermin, NGM313 (MK-3655) and NGM936. Further development of these programs, which are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data, is primarily dependent on our ability to secure potential future BD Arrangements. However, we may not be able to enter into such BD Arrangements on acceptable terms, if at all. We face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for a BD Arrangement will depend, among other things, upon the potential partner’s evaluation of the subject product candidate and its market opportunity, our assessment of the partner’s resources and expertise and the terms and conditions of the potential BD Arrangement. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
We are also restricted under our existing Amended Collaboration Agreement with Merck, and may be restricted under future BD Arrangements, from entering into additional agreements on certain terms with potential partners. For example, under the current terms of the Amended Collaboration Agreement, we may not directly or indirectly research, develop, manufacture or commercialize, except pursuant to the Amended Collaboration Agreement, any medicine or product candidate that modulates a target then subject to the collaboration with specified activity. In addition, under the Amended Collaboration Agreement, we are prohibited from, directly or indirectly, researching, developing or commercializing any product for the treatment of heart failure with preserved ejection fraction during the research phase for the cardiovascular or metabolic-, or CVM-, related programs.
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
If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise capital may be adversely impacted by the trading prices of our common stock given our stock price performance over the past year. Furthermore, any securities that we may issue may have rights senior to those of our common stock and could contain covenants or protective rights that would lead to restrictions on our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
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
The level of R&D funding we expect to receive from Merck will be limited and will continue to be substantially lower on an annual basis than the funding previously provided by Merck. In this regard, for the period that started on July 1, 2023 and ends on March 31, 2024, we expect to receive funding of only approximately $0.6 million in the aggregate from Merck for the ongoing activities under the Amended Collaboration Agreement and for certain costs and reimbursements related to the NGM621 program. Funding from Merck after December 31, 2023 is expected to be minimal.
In addition, in January 2023, we announced that Merck notified us of its decision to terminate the Phase 2b trial of NGM313 (MK-3655) in patients with nonalcoholic steatohepatitis, or NASH, and liver fibrosis stage 2 or 3, or F2/F3, and Merck subsequently provided us with the required 90-days' notice of partial termination of the Amended Collaboration Agreement as it relates to NGM313 (MK-3655) and its related compounds. As a result, in April 2023, the license rights granted to Merck in 2018 with respect to NGM313 (MK-3655) reverted to us and the program is now wholly-owned by us. Further development of NGM313 (MK-3655) is primarily dependent on our ability to secure potential future BD Arrangements. We have not yet received the full set of clinical data from the terminated Phase 2b trial from Merck, other than the topline data previously disclosed, and we will need to access and analyze that data in order to pursue such BD Arrangements. In the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM313 (MK-3655) unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
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
Moreover, under the Amended Collaboration Agreement, Merck has the unilateral right to terminate all or part of the agreement at certain times and under certain circumstances. Merck also may unilaterally terminate its R&D funding for programs that remain within the scope of the collaboration if we are acquired by a third party or in the event of an uncured material breach by us. Subject to certain limitations, Merck may partially terminate the Amended Collaboration Agreement for convenience as it relates to any future licensed program, as they did with respect to NGM313 (MK-3655) in April 2023 and with respect to our growth differentiation factor 15, or GDF15, agonist program, which included product candidates NGM395 and NGM386, in 2019. Merck may also unilaterally terminate the Amended Collaboration Agreement as it relates to its rights to research and develop small molecule compounds. It may also unilaterally terminate the Amended Collaboration Agreement with respect to a specific licensed program in the event of an uncured material breach by us. If Merck terminates a program as a result of our uncured material breach, then we would lose our option to participate in a global cost and profit share arrangement if not yet exercised as of the time of termination and lose our co-detailing option (whether or not exercised as of that time) for the relevant licensed program.
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
Pursuing BD arrangements has been and is expected to continue to be a key component of our strategy, and we are seeking BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our product candidates. While we may opportunistically consider BD Arrangements to advance development of our solid tumor oncology programs, the further development of other programs in our pipeline, including NGM621, aldafermin, NGM313 (MK-3655) and NGM936, is primarily dependent on our ability to secure potential future BD Arrangements for these programs. Due to the need to conserve capital and prioritize focused execution and unless our portfolio prioritization changes, if we are unable to secure BD Arrangements for these programs on beneficial terms, if at all, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development, and may discontinue or abandon any or all of these programs altogether, in which case we will not realize any return on our investments in these programs. Even if we are successful in entering into any BD Arrangements with third-party partners for our programs, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of the applicable product candidates. Our ability to generate revenue from any such arrangement will depend on the specific financial terms we reach with any partner, as well as each of our partners’ abilities to successfully perform the functions assigned to them in such arrangement towards developing, seeking regulatory approval for and commercializing our product candidates.
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
•Partners might opt not to pursue development and commercialization of our product candidates or not to continue or renew development or commercialization programs based on clinical trial results, changes in the partner’s strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities. For example, in June 2021, we and Merck entered into the Amended Collaboration Agreement that covers a narrower scope, focused primarily on ophthalmology- and CVM-related therapeutic areas, than had been covered under the original collaboration agreement we entered into with Merck in 2015. In addition, under the terms of the Amended Collaboration Agreement, it is possible for Merck to unilaterally terminate any other future licensed program, if any, (whether or not we have exercised our cost and profit share option) upon prior written notice, such as it did for NGM386 and NGM395 in 2019 and most recently for NGM313 (MK-3655), without triggering a termination of the remainder of the Amended Collaboration Agreement. Moreover, Merck might also opt not to designate any collaboration preclinical candidates for further development during the tail period following the end of the research phase or exercise any of its options to acquire a license to a product candidate, as it did with respect to the preclinical ophthalmology product candidates.
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
•our CMOs’ changing strategies and business priorities, which can affect the availability of facilities where we intend to manufacture our product candidates; and
•our CMOs or their manufacturing facilities being adversely affected by labor, raw material and component shortages, turnover of qualified staff or financial difficulties of their owners or operators, including as a result of the effects of financial market disruptions and economic slowdowns, or by disease outbreaks, epidemics, pandemics, natural disasters, power failures, local political unrest or other factors.
For example, a CMO that produces aldafermin drug product was recently inspected by the FDA and received multiple critical Form 483 observations on one of its aseptic fill/finish lines. If the CMO fails to address the FDA's concerns to the agency's satisfaction through the CMO's corrective actions, the CMO may receive additional warnings and, if we were to seek regulatory approval of aldafermin, any product that is manufactured on such line may not be qualified by the FDA, which could delay regulatory timelines significantly.
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
Some of our product candidates are currently solely manufactured at a facility in Lithuania. Following Russia's invasion of Ukraine in February 2022, the response from the United States and its allies has included both significant sanctions and NATO's deployment of additional military forces to Eastern Europe, including to Lithuania. The ongoing conflict between Russia and Ukraine and the retaliatory measures taken or that may be taken by the United States, NATO and others, including significant sanctions against Russia, create global security concerns and regional instability, including due to the possibility of expanded regional or global conflict, and are likely to have short-term and likely longer-term negative impacts on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates and our ability to raise capital on favorable terms.
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
•delays in patient enrollment and other key trial activities, including as a result of events such as the COVID-19 pandemic or the significant competition for recruiting patients with cancer in clinical trials;
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
Similarly, our Phase 2b ALPINE 2/3 trial evaluating aldafermin in patients with F2/F3 NASH did not meet its primary endpoint and, as a result, we decided to suspend further development of aldafermin in patients with F2/F3 NASH, allowing for the reallocation of resources to advancing our other programs. For more information, refer to the risk factor titled “Aldafermin is, and NGM313 (MK-3655) was, being developed, for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing, cost and potential success of their continued clinical development, if any, and regulatory approval for the treatment of NASH, or otherwise.” Further development of aldafermin is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of aldafermin unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
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
Adverse events, undesirable side effects or similar safety issues caused by our product candidates could cause us or health authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign health authorities. Additional clinical trials may be required to further evaluate the safety profile of our product candidates. Patients in certain of our ongoing or planned clinical trials, particularly patients with cancer, often enter our trials with significant comorbidities or advanced life-threatening illness and/or are treated in the trial with our product candidate in combination with other medications, including, in cancer patients, chemotherapy or other approved cancer treatments. As a result, patients in our clinical trials can be expected to experience some adverse events, including death, or side effects that are not or may not be related to treatment with our product candidates. Nonetheless, the occurrence of adverse events or side effects, whether or not related to our product candidates, could impact the success of our clinical trials.
Patients experienced, and we reported, serious adverse events, or SAEs, in the treatment arms of completed trials of NGM313 (MK-3655), NGM621 and aldafermin. We expect that patients in our clinical trials, including those that are sham- or placebo-controlled with some patients not receiving study drug, will continue to experience adverse events and SAEs and we will continue to monitor those SAEs for any signals of concern regarding the safety and tolerability of our product candidates. For example, cancer patients enrolled in our ongoing clinical trials of NGM120, NGM707, NGM831 and NGM438, many of whom are suffering from advanced life-threatening illness, have experienced, and we expect will continue to experience, SAEs and other adverse events, which may or may not be drug-related. If patients in any of our clinical trials experience a high or unacceptable severity and prevalence of side effects, including particularly SAEs, it could affect patient recruitment or the ability of enrolled patients to complete their treatment in a clinical trial, it may result in a regulatory authority putting a clinical hold on the clinical trial or it may result in failure to obtain regulatory approval for our product candidates or product liability claims.
Our product candidates are protein or antibody therapeutics. Protein and antibody therapeutics can sometimes induce host immune responses that can cause the production of anti-drug antibodies, or ADAs. In some cases, ADAs have no effect. In other cases, ADAs may neutralize the effectiveness of the product candidate, can require that higher doses be used to obtain a therapeutic effect or can cross react with substances naturally occurring in a subject’s body, which can cause unintended effects, including potential impacts on efficacy and adverse events. Some patients treated with aldafermin in our completed clinical trials have developed ADAs against aldafermin and, in some cases, those antibodies were neutralizing or appeared to cross react with the patient’s naturally occurring FGF19. We developed an assay to measure the presence of ADAs against aldafermin for our ongoing NASH program, which we are using to test patient samples and which will need to be evaluated by regulatory agencies. The presence of ADAs was also observed in our Phase 1 NGM313 (MK-3655) trial. If we are required to undertake substantial additional testing as a result of the detection of ADAs in subjects using aldafermin, NGM313 (MK-3655) or any other product candidate, the costs of our clinical trials may increase. If we determine that ADAs are causing safety or efficacy concerns when using any of our product candidates, we may need to delay or halt clinical trials of our product candidates and the affected product candidates may never obtain regulatory approval. We cannot provide assurance that the detection of ADAs will not be higher than we have observed historically or that observed rates will not later be found to limit drug exposure or cause adverse safety events, or that the detection of ADAs will not otherwise result in the non-approvability of any of our product candidates.
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
We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development and potential commercialization. We may make incorrect determinations in allocating resources among these product candidates. Our decisions to allocate our R&D, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. For example, our pipeline programs in development include product candidates in solid tumor oncology, and we are focusing most of our execution efforts and resources on these programs, intending to mainly advance them in generation of proof-of-concept data internally. However, our focus on the solid tumor oncology therapeutic area may be unsuccessful and may never lead to the development of viable commercial products. Similarly, our decisions to delay or terminate certain drug development programs to concentrate our resources elsewhere may be incorrect and could cause us to miss valuable opportunities.
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In April 2023, we announced a restructuring of our workforce, reducing our existing headcount by approximately 33%. At the same time, our founder, Dr. Jin-Long Chen, resigned from the Board and his position as Chief Scientific Officer. These significant changes have caused additional attrition of employees and may cause further attrition of employees, including senior management, and negatively affect employee morale. Additionally, as we are operating our business with fewer employees, including fewer members of senior management, the loss of a significant number of our remaining employees or of any of our current executive officers could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.
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
Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. The labor market tightened significantly after the beginning of the COVID-19 pandemic. During the first couple of years of the COVID-19 pandemic, we experienced employee attrition at rates higher than we experienced historically, which may recur and could have a negative impact on our productivity. If we are unable to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical and biotechnology companies are pursuing the development or marketing of pharmaceuticals that seek to treat the same diseases that we are pursuing with our most advanced product candidates, particularly in the oncology field. Some of these pharmaceuticals in development are active, or seek to be active, against the same targets that our product candidates are engineered to effect, including the targets that are the focus of our immuno-oncology candidates, ILT2, ILT3, ILT4 and LAIR1. It is probable that the number of companies seeking to develop products and therapies that compete with our product candidates will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval and approval or marketing authorization from comparable health authorities such as the European Commission for superior products or for other products that would compete with our product candidates. Many of our competitors have established distribution channels and commercial infrastructure to support the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaboration or partnering relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaboration or partnering arrangements with large, established companies.
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
Although we believe there are no FDA- or European Commission-approved therapies that specifically target the signaling pathways that our current product candidates are designed to modulate or inhibit, there are numerous currently approved therapies for treating the same diseases or indications for which our product candidates may be useful and many of these currently approved therapies act through mechanisms similar to our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products, including branded generic products. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development. For more information regarding the competition that our most advanced product candidates face, or may face, see the discussion of specific competition for each product candidate in “Business-Our Pipeline Programs” in our 2022 Annual Report on Form 10-K.
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
For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive legislation repealing the ACA, such legislation may be reintroduced. Members of Congress have introduced legislation to modify or replace certain provisions of the ACA. It is unclear how these efforts to repeal and/or replace the ACA will impact the ACA and our business. For example, the Tax Cuts and Jobs Act, or the 2017 Tax Act, repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the United States Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA and IRA may be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures may impact the ACA or IRA, increase the pressure on drug pricing or limit the availability of coverage and adequate reimbursement for our product candidates, which would adversely affect our business.
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

•delays or interruptions in the supply of clinical trial material resulting from any events affecting raw material or component supply or manufacturing capabilities abroad;
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
•natural disasters, political, geopolitical and economic instability, including wars such as the conflict between Russia and Ukraine, terrorism and political unrest, disease outbreaks, epidemics and pandemics, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.
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
Moreover, COVID-19 continues to evolve, and the extent to which COVID-19 may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence, infectiousness and severity of new variants, travel restrictions, quarantines and social distancing in the United States and other countries, business closures or business disruptions, global supply challenges, and the effectiveness of actions in the United States and other countries to contain and treat the disease. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. To the extent the effects of the COVID-19 pandemic, or any future disease outbreak, epidemic or pandemic, adversely affects our business and results of operations, it also may have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘"Risk Factors"’ section.

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
The market price for our common stock has fluctuated significantly from time to time, for example, varying between a high of $32.12 on March 17, 2021 and a low of $2.12 on August 2, 2023. The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section, these factors include:
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
•timeline delays in our clinical trials;
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
In addition, the stock market in general, and The Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the conflict between Russia and Ukraine and recent and potential future bank failures, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the effects of the COVID-19 pandemic and recent and potential future bank failures, macroeconomic factors including inflation and rising interest rates, and geopolitical instability, including instability resulting from the conflict between Russia and Ukraine and the related sanctions imposed against Russia, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described elsewhere in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.
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
For the trading days during the three months ended June 30, 2023, the average daily trading volume for our common stock on The Nasdaq Global Select Market was only 319,505 shares. As a result, sales of a substantial number of shares of our common stock in the public market, including pursuant to the Sales Agreement, the Amended Sales Agreement upon the effectiveness and the New Registration Statement, or by any of our large stockholders, or even the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, as a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Some of our workforce work remotely on a full- or part-time basis outside of our corporate network security protection boundaries or otherwise utilize network connections, computers and devices outside of our premises or network, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of proprietary or confidential information, including personal information, any of which could have a material adverse effect on our business.

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
On July 10, 2023, the European Commission adopted an adequacy decision for the new EU-US Data Privacy Framework, which facilitates international transfers of personal data between the EU and the US for companies that choose to self-certify with the framework and comply with its principles. However, the EU-US Data Privacy Framework is expected to be subject to legal challenges and could be withdrawn if, for example, it is deemed not to provide an adequate level of protection to EU individuals.
It is unclear how data transfers to and from the US and the EU will be regulated in the long term, which measures must be put in place for onward transfers to and from the US and the EU, and whether or not the EU-US Data Privacy Framework will provide a long-term solution to managing flows of personal data between the EU and the US.
On June 28, 2021, the European Commission adopted an adequacy decision permitting flows of personal data between the EU and the UK to continue without additional requirements. The UK Government also adopted a reciprocal adequacy decision in respect of EEA member states permitting flows of personal data from the UK to the EEA. However, the European Commission's UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision and remains under review by the European Commission during this period. The UK adequacy decision could be withdrawn prior to June 2025, for example, if the legal framework of the UK GDPR diverges from the EU GDPR in a way that impacts the deemed adequacy of the UK GDPR, if the UK permits cross-border data transfers to third countries that do not currently have an EU adequacy decision without requiring sufficient privacy protections, or if the UK adequacy decision is successfully challenged at the European Court of Justice. If the UK adequacy decision were to be withdrawn, personal data could not flow freely between the UK and the EU and additional safeguards would need to be adopted, which could result in additional costs for us.
The relationship between the UK and the EU in relation to certain aspects of data protection laws remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. The UK’s Data Protection and Digital Information Bill, or the Bill, was re-introduced before the UK Parliament in March 2023, introducing reforms intended to update and simplify the UK’s data protection framework, deviating from the EU GDPR. In addition, the relationship between the UK and the US in relation to certain aspects of data protection laws remains subject to considerable uncertainty. The UK and the US have committed in principle to establish a data bridge for the UK extension to the EU-US Data Privacy Framework, however the planned data bridge remains subject to assessment and finalization between the US and the UK.
Certain jurisdictions have enacted data localization laws and laws restricting cross-border transfers of personal information. In particular, regulators and courts in the EEA and the UK have in the past significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it believes are inadequate, and current efforts to utilize the EU-US Data Privacy Framework to facilitate flows of personal data between these jurisdictions remain subject to legal challenge and uncertainty. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, including without limitation the EEA’s standard contractual clauses and the UK's international data transfer agreement, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.
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
Privacy and data security laws in the United States at the federal, state and local level are increasingly complex and changing rapidly. For example, at the federal level, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, at the state level, the privacy and data protection landscape is changing rapidly. For example, the California Consumer Privacy Act of 2018, or CCPA, took effect on January 1, 2020. The CCPA gives California residents certain rights similar to the individual rights given under the EU GDPR, including the right to access and delete their personal information, opt-out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, including statutory fines for noncompliance and a limited private right of action in connection with certain data breaches. In addition, the California Privacy Rights Act of 2020, or CPRA, which became operative January 1, 2023, expands the CCPA’s requirements, including in that it applies to personal information of business representatives and employees and establishes a new regulatory agency to implement and enforce the law. While the CCPA contains an exemption for certain personal information processed in connection with clinical trials, we may process other personal information that is subject to the CCPA and CPRA. Other states, such as Virginia, Connecticut, Utah and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increase our exposure to liability.
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
Our facilities have experienced electrical blackouts as a result of a shortage of available electrical power. Future blackouts, which may be implemented by the local electricity provider in the face of high winds and dry conditions, could disrupt our operations. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a comprehensive recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. In addition, the sole supplier of some of our clinical drug substances is located in Lithuania, a region that has experienced political unrest. Refer to the risk factor titled “We rely completely on CMOs for the manufacture of our product candidates and are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.” If our operations or the operations of third parties providing services to us are disrupted by any such occurrences, our business and future prospects may be negatively affected.
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
New tax laws, statutes, rules, regulations, directives, decrees or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, directives, decrees or ordinances could be interpreted, changed or modified. Any such enactment, interpretation, change or modification could adversely affect us, possibly with retroactive effect. For example, the recently enacted IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, for certain research and experimental expenses incurred in tax years beginning after December 31, 2021, the 2017 Tax Act requires the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. Although there have been legislative proposals to repeal or defer the capitalization requirement, there can be no assurance that such requirement will be repealed, deferred or otherwise modified. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses under the 2017 Tax Act, as amended by the CARES Act or any future tax reform legislation could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future U.S. tax expense.
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
Specifically, in order to comply with the requirements of being a public company, we need to undertake various actions, including maintaining effective internal controls and procedures. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In addition, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Our compliance with Section 404(b) of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit staff and outsource this function to a third party. We have hired and will need to retain our current accounting and financial staff who have the appropriate public company experience and technical accounting knowledge. As a result of our public float on June 30, 2023, commencing on December 31, 2023 we will become a non-accelerated filer. For so long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. If we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
Our ability to successfully implement our business plan and comply with Section 404(a) of the Sarbanes-Oxley Act requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective. This, in turn, could have an adverse impact on the price for our common stock and could adversely affect our ability to access the capital markets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2023, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of NGM Bio securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

On July 28, 2023, Siobhan Nolan Mangini, the President, Chief Financial Officer and principal accounting officer of the Company, notified the Company of her intent to resign. Ms. Nolan Mangini’s planned departure is not a result of any disagreement regarding the Company’s financial statements or disclosures. The effective date of Ms. Nolan Mangini’s resignation as the Company’s principal accounting officer will be September 15, 2023 and her resignation as the Company’s President and Chief Financial Officer will be December 1, 2023, or such earlier date as determined by the Company or Ms. Nolan Mangini, referred to as the Separation Date. Ms. Nolan Mangini will continue to provide services to the Company in her current capacities through September 15, 2023 and in her capacities of President and Chief Financial Officer through the Separation Date to provide for the orderly transition of her duties through the Separation Date. If mutually agreed, the Company may retain Ms. Nolan Mangini for additional transition services after December 1, 2023. The Company has initiated a search process to identify a new Chief Financial Officer.

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

NGM Biopharmaceuticals, Inc.

Date: August 3, 2023	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
President and Chief Financial Officer
(Principal Financial Officer)