Form 10-Q
period 2023-09-30
NGM BIOPHARMACEUTICALS INC
filed 2023-11-02
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2023, the registrant had 82,715,507 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022*
Assets
Current assets:
Cash and cash equivalents	$51,476	$73,456
Short-term marketable securities	114,569	198,036
Related party receivable from collaboration	—	7,580
Prepaid expenses and other current assets	7,994	9,787
Restricted cash	2,999	—
Total current assets	177,038	288,859
Property and equipment, net	7,281	8,496
Operating lease right-of-use asset	538	2,096
Restricted cash	2,455	3,954
Other non-current assets	4,838	3,997
Total assets	$192,150	$307,402
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,690	$8,453
Accrued liabilities	16,167	33,638
Operating lease liability, current	1,381	5,385
Contract liabilities	107	366
Total current liabilities	22,345	47,842
Total liabilities	22,345	47,842
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 400,000 shares authorized; 82,716 and 81,885 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	83	82
Additional paid-in capital	866,138	841,413
Accumulated other comprehensive loss	(78)	(302)
Accumulated deficit	(696,338)	(581,633)
Total stockholders' equity	169,805	259,560
Total liabilities and stockholders' equity	$192,150	$307,402
See accompanying notes to these unaudited condensed consolidated financial statements.
*The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Related party revenue	$582	$7,911	$4,252	$37,152
Operating expenses:
Research and development	22,942	46,106	96,150	134,345
General and administrative	8,671	10,109	29,902	30,759
Total operating expenses	31,613	56,215	126,052	165,104
Loss from operations	(31,031)	(48,304)	(121,800)	(127,952)
Interest income, net	2,249	965	7,281	1,684
Other (expense) income, net	(15)	78	(186)	38
Net loss	$(28,797)	$(47,261)	$(114,705)	$(126,230)
Net loss per share, basic and diluted	$(0.35)	$(0.59)	$(1.39)	$(1.59)
Weighted average shares used to compute net loss per share, basic and diluted	82,707	80,623	82,393	79,331

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(28,797)	$(47,261)	$(114,705)	$(126,230)
Other comprehensive gain (loss), net of tax:
Net unrealized gain (loss) on available-for-sale marketable securities	71	162	224	(786)
Total comprehensive loss	$(28,726)	$(47,099)	$(114,481)	$(127,016)

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	81,885	$82	$841,413	$(302)	$(581,633)	$259,560
Issuance of common stock upon exercise of stock options	171	—	279	—	—	279
Stock-based compensation expense	—	—	8,537	—	—	8,537
Comprehensive gain	—	—	—	205	—	205
Net loss	—	—	—	—	(47,647)	(47,647)
Balance at March 31, 2023	82,056	82	850,229	(97)	(629,280)	220,934
Issuance of common stock under employee stock purchase plan	352	1	995	—	—	996
Issuance of common stock upon exercise of stock options	180	—	389	—	—	389
Issuance of common stock to participants in 401(k) plan	127	—	639	—	—	639
Stock-based compensation expense	—	—	7,476	—	—	7,476
Comprehensive loss	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(38,261)	(38,261)
Balance at June 30, 2023	82,715	$83	$859,728	$(149)	$(667,541)	$192,121
Stock-based compensation expense	—	—	6,410	—	—	6,410
Comprehensive gain	—	—	—	71	—	71
Net loss	—	—	—	—	(28,797)	(28,797)
Balance at September 30, 2023	82,715	$83	$866,138	$(78)	$(696,338)	$169,805

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	77,962	$78	$754,664	$(129)	$(418,966)	$335,647
Issuance of common stock upon exercise of stock options	125	—	668	—	—	668
Stock-based compensation expense	—	—	7,820	—	—	7,820
Comprehensive loss	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	(32,450)	(32,450)
Balance at March 31, 2022	78,087	78	763,152	(677)	(451,416)	311,137
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	1,144	1	17,402	—	—	17,403
Issuance of common stock under employee stock purchase plan	121	—	1,228	—	—	1,228
Issuance of common stock upon exercise of stock options	103	—	993	—	—	993
Issuance of common stock to participants in 401(k) plan	8	—	137	—	—	137
Stock-based compensation expense	—	—	8,102	—	—	8,102
Comprehensive loss	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	(46,519)	(46,519)
Balance at June 30, 2022	79,463	79	791,014	(1,077)	(497,935)	292,081
Issuance of common stock under Open Market Sale Agreement, net of issuance costs	2,102	2	32,041	—	—	32,043
Issuance of common stock upon exercise of stock options	149	1	1,174	—	—	1,175
Stock-based compensation expense	—	—	7,689	—	—	7,689
Comprehensive gain	—	—	—	162	—	162
Net loss	—	—	—	—	(47,261)	(47,261)
Balance at September 30, 2022	81,714	$82	$831,918	$(915)	$(545,196)	$285,889

See accompanying notes to these unaudited condensed consolidated financial statements.

NGM BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(114,705)	$(126,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	22,423	23,611
Depreciation	1,703	3,421
(Accretion of discount) amortization of premium on marketable securities	(4,468)	920
Non-cash lease expense	1,558	1,449
Other non-cash expenses	1,069	475
Changes in operating assets and liabilities:
Related party receivable from collaboration	7,580	565
Prepaid expenses and other assets	952	(892)
Accounts payable	(3,187)	(1,681)
Accrued and other liabilities	(17,901)	(1,092)
Operating lease liability	(4,004)	(3,774)
Contract liabilities	(259)	(10,807)
Net cash used in operating activities	(109,239)	(114,035)
Investing activities
Proceeds from maturities of marketable securities	159,970	186,537
Purchase of marketable securities	(71,811)	(172,486)
Purchases of property and equipment	(1,064)	(1,417)
Net cash provided by investing activities	87,095	12,634
Financing activities
Proceeds from employee stock purchase plan	996	1,228
Proceeds from exercise of stock options	668	2,836
Proceeds from Open Market Sale Agreement, net	—	49,446
Net cash provided by financing activities	1,664	53,510
Net decrease in cash, cash equivalents and restricted cash	(20,480)	(47,891)
Cash, cash equivalents and restricted cash, at beginning of period	77,410	153,294
Cash, cash equivalents and restricted cash, at end of period	$56,930	$105,403

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases not yet paid	$40	$256
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
Sources and Uses of Liquidity
Since inception, the Company has incurred net losses and negative cash flow from operations. During the three and nine months ended September 30, 2023, net losses were $28.8 million and $114.7 million, respectively. As of September 30, 2023, the Company had an accumulated deficit of $696.3 million. The Company expects its accumulated deficit will continue to increase over time and does not expect to experience positive cash flows from operations in the near future.
As of September 30, 2023, the Company had $166.0 million of cash, cash equivalents and short-term marketable securities.

In June 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company could sell, from time to time, through or to Jefferies, up to an aggregate of $150.0 million of the Company’s common stock. On June 7, 2023, the Company entered into Amendment No. 1, or the Amendment, to the Sales Agreement, and the Sales Agreement as amended is referred to as the Amended Sales Agreement. In connection with the Amendment, the Company filed a new shelf registration statement on Form S-3 which the SEC declared effective on August 4, 2023. The Amended Sales Agreement provides for the issuance and sales of shares of the Company's common stock having an aggregate offering price of up to $100.0 million through or to Jefferies. As of September 30, 2023, up to $100.0 million of the Company's common stock remained available to be sold under the Amended Sales Agreement, subject to conditions specified in the Amended Sales Agreement.
The Company believes its existing cash, cash equivalents and short-term marketable securities will be sufficient to fund its operations for a period of at least one year from the issuance of these unaudited condensed consolidated financial statements.
To fully implement the Company’s business plan and fund its operations, the Company needs to raise significant additional capital through public or private equity or debt offerings (which may include potential net proceeds from future sales of the Company's common stock, if any, under the Amended Sales Agreement), collaboration, out-licensing, partnership or other business development arrangements, or a combination of the foregoing. None may be possible and, as a result, the Company may need to significantly delay, scale back or discontinue development of or abandon some or all of its product candidates, or scale back or discontinue the Company's discovery research efforts, any of which could have a material adverse effect on the Company's business, operating results and prospects, or the Company may be required to cease operations altogether.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, the related party receivable from collaboration and other current assets and liabilities approximate their respective fair values due to their short-term nature.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. Cash equivalents are securities with an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by investing in highly rated money market funds and placing its cash with banks it believes are highly creditworthy in amounts that may at times exceed Federal Deposit Insurance Corporation, or FDIC, limits. As of September 30, 2023 and December 31, 2022, cash and cash equivalents consisted of bank deposits and investments in money market funds. The Company’s bank deposits as of September 30, 2023 and December 31, 2022 included certain amounts over the FDIC limits.
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
The Company’s investments are regularly reviewed for any impairments in fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the investment is impaired, the Company reduces the carrying value of the security it holds and records a loss for the amount of such decline. As of September 30, 2023, the Company did not record any impairments related to its securities.

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
Merck accounted for 100% of the Company’s revenue for the three and nine months ended September 30, 2023 and 2022.
Property and Equipment, Net
Property and equipment are recorded at cost and consist of computer equipment, laboratory equipment and office furniture and leasehold improvements. Maintenance and repairs, and training on the use of equipment, are expensed as incurred. Costs that improve assets or extend their economic lives are capitalized. Depreciation is recognized using the straight-line method based on an estimated useful life of the asset, which is as follows:

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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. As of September 30, 2023 and December 31, 2022, no revision to the remaining useful lives or write-down of long-lived assets was required.
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
Net loss per share was computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(28,797)	$(47,261)	$(114,705)	$(126,230)
Denominator:
Weighted average number of shares used in calculating net loss per share—basic and diluted	82,707	80,623	82,393	79,331
Net loss per share—basic and diluted	$(0.35)	$(0.59)	$(1.39)	$(1.59)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	For the Three and Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	13,254	13,223
Shares committed under the ESPP	971	472
RSUs	708	—
Total	14,933	13,695
Segment and Geographical Information
The Company operates in one business segment. Substantially all of the Company’s long-lived assets, primarily comprised of property and equipment, are based in the United States. For the three and nine months ended September 30, 2023 and 2022, the Company’s revenues were entirely within the United States based upon the location of the Company and Merck.
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

3. Fair Value Measurements
Cash equivalents and marketable securities are classified as available-for-sale securities and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of September 30, 2023
U.S. treasury securities	$54,548	$1	$(33)	$54,516
Money market funds	45,245	—	—	45,245
Commercial paper	21,914	—	—	21,914
U.S. government agency securities	20,916	1	(4)	20,913
Corporate and agency bonds	17,269	—	(43)	17,226
Totals	$159,892	$2	$(80)	$159,814
Classified as:
Cash and cash equivalents				$45,245
Short-term marketable securities (amortized cost of $114,647)				114,569
Total				$159,814

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2022
U.S. treasury securities	$89,039	$7	$(160)	$88,886
Money market funds	62,844	—	—	62,844
Corporate and agency bonds	46,300	—	(200)	46,100
Commercial paper	42,746	—	—	42,746
U.S. government agency securities	20,253	51	—	$20,304
Totals	$261,182	$58	$(360)	$260,880
Classified as:
Cash and cash equivalents				$62,844
Short-term marketable securities (amortized cost of $198,338)				198,036
Total				$260,880
The cash and cash equivalents amount in the table above excludes cash on deposit with banks of $6.2 million and $10.6 million as of September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, all of the Company’s marketable securities had remaining contractual maturities of less than one year. As of September 30, 2023, the Company had twelve marketable securities in an unrealized loss position compared to 19 marketable securities in an unrealized loss position as of December 31, 2022. Marketable securities that were in unrealized loss positions as of September 30, 2023 and December 31, 2022 had been in an unrealized loss position for less than twelve months. The Company does not need to, nor does it intend to, sell marketable securities that are in an unrealized loss position, and it is highly unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by major security type, the Company's available-for-sale securities that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	Fair Value Measurements
As of September 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$54,516	$—	$—	$54,516
Money market funds	45,245	—	—	45,245
Commercial paper	—	21,914	—	21,914
U.S. government agency securities	—	20,913	—	20,913
Corporate and agency bonds	—	17,226	—	17,226
Totals	$99,761	$60,053	$—	$159,814

	Fair Value Measurements
As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$88,886	$—	$—	$88,886
Money market funds	62,844	—	—	62,844
Corporate and agency bonds	—	46,100	—	46,100
Commercial paper	—	42,746	—	42,746
U.S. government agency securities	—	20,304	—	20,304
Totals	$151,730	$109,150	$—	$260,880
The Company estimates the fair values of investments in commercial paper, corporate and agency bond securities and U.S. government agency securities using Level 2 inputs by taking into consideration valuations obtained from third-party pricing services.
There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2023 and year ended December 31, 2022.
4. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$51,476	$73,456
Restricted cash	5,454	3,954
Total cash, cash equivalents and restricted cash	$56,930	$77,410

Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$25,801	$25,866
Laboratory equipment and office furniture	23,979	23,807
Computer equipment	1,433	1,433
Construction-in-progress	391	284
Total property and equipment, gross	51,604	51,390
Less: accumulated depreciation and amortization	(44,323)	(42,894)
Total property and equipment, net	$7,281	$8,496
Depreciation expense was $0.5 million and $1.7 million for the three and nine months ended September 30, 2023, respectively, compared to $0.6 million and $3.4 million for the same periods in 2022.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Clinical trials and research and development costs	$6,462	$14,597
Personnel-related costs	6,251	9,181
Accrued expenses	2,674	3,834
Manufacturing costs	780	6,026
Total accrued liabilities	$16,167	$33,638
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
Currently, the only ongoing research activities to be funded under the Amended Collaboration Agreement are certain CVM-related activities. The research phase for the CVM-related continuing programs will continue until March 31, 2024, unless the parties mutually agree to extend the research phase to March 31, 2026, in which case Merck would provide up to a total of $20.0 million in research funding during those additional two years. The Company does not expect the research phase to be extended. Remaining activities under the Lab Programs were substantially completed in the first quarter of 2023. The ophthalmology compounds in the collaboration under the Amended Collaboration Agreement initially included NGM621 (and its related compounds) and compounds directed against two other undisclosed ophthalmology targets (and their related compounds). Merck had a one-time option to license NGM621, its related compounds and the ophthalmology bundle upon completion of the Phase 2 CATALINA trial. In December 2022, Merck notified the Company that it would not exercise its option to license NGM621 and its related compounds, nor would Merck exercise the related ophthalmology bundle option; accordingly, these options expired unexercised in January 2023 and the programs are now wholly-owned by the Company. Further, Merck did not elect for the Company to continue to conduct R&D during an extended or tail period on any compounds from the Company's other ophthalmology programs that were subject to the collaboration. Because Merck did not exercise its ophthalmology license options or make an R&D tail period election, the programs are now wholly-owned by the Company and the Company does not have any funding from Merck to pursue such ophthalmology programs.
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
The Company concluded that the Amended Collaboration Agreement is a separate arrangement containing a three-year performance obligation to provide distinct R&D services in accordance with ASC 606. The total transaction price under the Amended Collaboration Agreement is $118.8 million which includes $86.0 million in research funding for the four calendar quarters that ended on March 31, 2022, $15.0 million in research funding for the ophthalmology and CVM-related continuing programs and the Lab Programs during the remaining two years of the research phase after March 2022, $13.1 million in estimated NGM621 reimbursable expenses and costs during the remaining two years of the research phase after March 2022 and $4.75 million for reimbursable amounts paid in 2022 to a third-party manufacturer in accordance with the terms of the Letter Agreement. The Company will continue to re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company continues performing its R&D services in the area of both the continuing collaboration compounds and the released NGM compounds and has one performance obligation across all continuing programs. The Company will continue to use the cost-based input method to calculate the amount of revenue to recognize as services are being rendered from April 1, 2021 through March 31, 2024. For the period that started on October 1, 2023 and ends on March 31, 2024, the Company expects Merck will provide minimal funding for the ongoing CVM-related activities and this amount is included in the transaction price.
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
Merck owned approximately 16% of the Company's outstanding shares as of September 30, 2023.
Summary of Related Party Revenue
The Company recognized revenue from its collaboration and license agreements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Related party revenue	$582	$7,911	$4,252	$37,152
For the three and nine months ended September 30, 2023, the Company recognized collaboration and license revenue primarily related to reimbursable R&D activities associated with the performance obligation under the Amended Collaboration Agreement under which Merck is providing significantly less annual R&D funding than it had provided through March 31, 2022. Revenue recognized related to the reimbursable R&D activities was recognized using the cost-based input model related to R&D activities.
Related Party Contract Assets and Liabilities
Amounts recognized as revenue prior to the Company having an unconditional right (or a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, the contract asset will be classified in current assets. As of September 30, 2023 and December 31, 2022, the Company did not have a related party contract asset.
Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the contract liability will be classified in current liabilities. The Company recorded contract liabilities in current liabilities of $0.1 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively.
6. Commitments and Contingencies
Operating Leases and Lease Guarantee
In December 2015, the Company entered into an operating lease agreement, or the 333 Oyster Point lease agreement, for its corporate office space and facilities at 333 Oyster Point Blvd., South San Francisco, California, or the 333 Oyster Point facility, for approximately 122,000 square feet that expires in December 2023. The 333 Oyster Point lease agreement provided a tenant improvement allowance of $15.2 million that the Company used in 2016 towards $22.3 million in total leasehold improvements that are amortized over the lease term of seven years. As of September 30, 2023, restricted cash in current assets on the Company's condensed consolidated balance sheets included a letter of credit in the amount of $1.5 million required under the 333 Oyster Point lease agreement.
As of September 30, 2023, the remaining lease term for the 333 Oyster Point lease agreement was three months and the discount rate used to determine the Company's operating lease liability was 2.85%. Cash payments included in the measurement of the lease liabilities totaled $4.1 million and $4.0 million in the nine-month periods ended September 30, 2023 and 2022, respectively.

During the three and nine months ended September 30, 2023 and September 30, 2022, the components of lease costs, which were included in general and administrative expenses on the Company's condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$541	$541	$1,624	$1,624
Variable lease costs (1)	338	314	1,067	962
Total lease cost	$879	$855	$2,691	$2,586
_____________
(1)Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
As of September 30, 2023, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total undiscounted lease payments for the remainder of the year ending December 31, 2023	$1,384
Less: present value adjustment	(3)
Present value of lease liabilities	$1,381
In July 2022, the Company entered into an operating lease agreement, or the 2024 Lease Agreement, for its corporate office space and facilities at 333 Oyster Point Blvd., South San Francisco, California, which the Company currently occupies pursuant to the 333 Oyster Point lease agreement that expires on December 31, 2023. Pursuant to the 2024 Lease Agreement, the lease term with the new landlord begins on January 1, 2024 (the lease commencement date) and expires on December 31, 2033, and the Company will pay an initial monthly base rent of approximately $0.9 million for the first year, which is subject to increase at an annual rate of 3.5% each year thereafter, plus certain operating and tax expenses. Base rent during the initial ten-year term of the 2024 Lease Agreement will total $124.1 million. The 2024 Lease Agreement provides a tenant improvement allowance of approximately $4.9 million. The Company has an option to extend the 2024 Lease Agreement for a period of either eight years or ten years after the initial term. In July 2022, pursuant to the 2024 Lease Agreement, the Company provided the landlord with a letter of credit in the amount of $2.5 million that was reported as restricted cash in non-current assets on the Company's condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
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

7. Stock-Based Compensation
Stock Option Activity
The following is a summary of the activity under the Company's equity incentive plans:

	Outstanding Options		Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
	Number of Options (In Thousands)	Weighted Average Exercise Price
Balances at December 31, 2022	14,215	$14.74	6.89	$1,749
Options granted	5,161	4.26
Options exercised	(351)	1.90
Options forfeited	(2,602)	11.40
Options expired	(3,169)	13.20
Balances at September 30, 2023	13,254	$12.03	7.37	$—
Vested and expected to vest at September 30, 2023	12,863	$12.12	7.32	$—
Exercisable at September 30, 2023	7,042	$14.73	5.93	$—
The aggregate intrinsic values of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. As of September 30, 2023, the Company's outstanding options had no intrinsic value because the estimated fair value of the Company's common stock was less than the exercise price of the options outstanding.
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $3.09 per share.
Employee Stock Purchase Plan
Under the ESPP, eligible employees are granted the right to purchase shares of the Company's common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The ESPP provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The ESPP is considered a compensatory plan. As of September 30, 2023, 1,087,768 shares of common stock had been purchased under the ESPP.
Restricted Stock Units
During the three and nine months ended September 30, 2023, the Company granted 1.0 million RSUs covering an equal number of shares of the Company's common stock to employees with a weighted-average grant date fair value of $4.36 per RSU. The fair value of RSUs is determined on the date of grant based on the market price of the Company's common stock as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. No shares underlying the RSUs have vested or been released and 0.3 million shares have been forfeited as of September 30, 2023.
Stock-Based Compensation Expense
Stock-based compensation expense was calculated based on awards previously granted to employees, directors and non-employees that are ultimately expected to vest and was reduced for estimated forfeitures.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,743	$4,182	$11,143	$12,804
General and administrative	3,667	3,507	11,280	10,807
Total stock-based compensation expense	$6,410	$7,689	$22,423	$23,611
Stock-based compensation expense for the nine months ended September 30, 2023 included $0.7 million in restructuring charges. See Note 9 for information regarding the Company's workforce reduction in the second quarter of 2023.
As of September 30, 2023, total compensation cost not yet recognized related to unvested stock options was $33.6 million, which is expected to be recognized over a weighted-average period of 2.0 years. As of September 30, 2023, total compensation cost not yet recognized related to unvested RSUs was $2.3 million, which is expected to be recognized over a weighted-average period of 3.3 years.
8. Income Taxes
Since inception, the Company has incurred net losses, and the Company expects to record a net loss for the year ending December 31, 2023. Additionally, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, the Company did not record a tax provision for income taxes for the three and nine months ended September 30, 2023 and 2022.
9. Workforce Reduction
During the second quarter of 2023, the Company announced and substantially completed a restructuring of the Company's workforce pursuant to which the Company’s workforce was reduced by 74 people, or approximately 33% of the Company’s existing headcount as of April 3, 2023. The Company incurred approximately $4.9 million in restructuring charges in connection with the restructuring, consisting of (i) approximately $4.2 million in cash-based expenses related to employee severance and notice period payments, benefits and related costs, and (ii) approximately $0.7 million in non-cash stock-based compensation expense related to the vesting of share-based awards.
The restructuring charges are included in the Company's condensed consolidated statements of income for the nine months ended September 30, 2023 as follows (in thousands):

Nine Months Ended September 30, 2023
Research and development	$3,811
General and administrative	1,105
Total restructuring expense	$4,916
All restructuring charges were incurred in the second quarter of 2023, and cash payments were substantially completed by the end of the second quarter of 2023.
10. Subsequent Event
On October 17, 2023, the Company's Compensation Committee, or the Committee, of the Board of Directors, or the Board, approved an option repricing program, or the repricing program, which will be effective on the second business day following the filing of this Quarterly Report on Form 10-Q, or the Effective Date. The repricing program generally applies to options to purchase shares of the Company’s common stock that: (i) were granted under the Company’s equity incentive plans; (ii) as of the Effective Date, are held by the Company’s then-current employees (subject to the retention requirements below); and (iii) have an exercise price per share greater than $5.00. Such options, subject to the retention requirements below, are referred to as the Eligible Options. The Eligible Options include options held by certain of the Company's executive officers, but exclude options held by Siobhan Nolan Mangini who is stepping down as Chief Financial Officer on November 3, 2023 and is stepping down as President on December 1, 2023. Options held by non-employee members of the Board are not eligible for the repricing program.

As of the Effective Date, the Eligible Options will be immediately repriced such that the exercise price per share for such options will be reduced to the closing price of the Company’s common stock on the Effective Date, subject to certain retention requirements outlined below. If an employee exercises Eligible Options in advance of the end of the retention period as described below, the employee will be required to pay a premium exercise price equal to the original exercise price per share of the Eligible Options. The Eligible Options that were previously incentive stock options will be amended to become nonstatutory stock options on or following the Effective Date. There will be no changes to the number of shares underlying the Eligible Options or to the vesting schedules or expiration dates of the Eligible Options.
In order to exercise the Eligible Options at the reduced exercise price, holders of the Eligible Options are required to remain in service with the Company through the end of the relevant retention period. The retention period begins on the Effective Date and ends on the earliest of the following: (i) the date 12 months (or, in the case of the Eligible Options held by the Company's Chief Executive Officer that are unvested as of the Effective Date, 18 months) following the Effective Date; (ii) a Change in Control (as defined in the applicable equity incentive plan) if the Eligible Options are not assumed or continued by the successor or acquiror entity (or its parent company) in such Change in Control or substituted for a similar award of the successor or acquiror entity (or its parent company); and (iii) the optionholder’s termination of Continuous Service (as defined in the applicable equity incentive plan) (a) due to such individual’s death or disability, (b) by the Company (or successor entity in a Change in Control) other than for Cause (as defined in the applicable equity incentive plan) or (c) due to such optionholder’s resignation on or following a Change in Control under certain circumstances.
The total number of shares underlying all Eligible Options is 7,037,470 shares.
The Company is in the process of determining the incremental compensation expense associated with the repricing program.

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
Pipeline Programs and Operational Updates
Solid Tumor Oncology Programs
Our execution efforts and resources recently have been focused on our four solid tumor oncology programs, NGM707, NGM831, NGM438 and NGM120. While we have been investing our resources to advance development of our solid tumor oncology programs, we will consider collaboration, out-licensing, partnership or other business development arrangements, or the BD Arrangements, related to such programs.
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

•A Phase 1, Part 1a cohort evaluating NGM707 as a monotherapy was initiated in 2021 and a Phase 1, Part 1b cohort evaluating NGM707 in combination with pembrolizumab was initiated in 2022. The Part 1a cohort has completed enrollment and enrollment in the Part 1b cohort is ongoing. Two Phase 2 expansion cohorts evaluating NGM707 in combination with pembrolizumab in specific tumor types were initiated in the first quarter of 2023.
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
•We are conducting an open-label Phase 1/1b clinical trial to evaluate NGM831 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced or metastatic solid tumors. A Phase 1, Part 1a cohort evaluating NGM831 as a monotherapy and a Phase 1, Part 1b cohort evaluating NGM831 in combination with pembrolizumab were initiated in 2022. Both cohorts have completed enrollment.
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
•We are conducting an open-label, Phase 1/1b clinical trial to evaluate NGM438 as a monotherapy and in combination with pembrolizumab for the treatment of patients with advanced or metastatic solid tumors. A Phase 1, Part 1a cohort evaluating NGM438 as a monotherapy and a Phase 1, Part 1b cohort evaluating NGM438 in combination with pembrolizumab were initiated in 2022. The Part 1a cohort has completed enrollment and the Part 1b cohort is nearing the completion of enrollment.
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

Additional Programs Currently Without Significant Resource Allocation
Due to the need to conserve capital and prioritize focused execution, the remainder of our pipeline includes programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. These programs are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data. As a result, we are seeking BD Arrangements with third-party partners possessing sufficient resources and relevant domain expertise in the relevant therapeutic area in order to further clinical development of these programs. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development. These programs are set forth below:
•NGM621. NGM621 is a humanized Immunoglobulin 1, or IgG1, monoclonal antibody administered via intravitreal, or IVT, injection. NGM621 was engineered to potently bind to, and be a long-acting inhibitor of, complement C3 with the treatment goal of reducing the rate of disease progression in patients with geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD. NGM621 is wholly-owned by us.
•Aldafermin. Aldafermin is an engineered analog of human hormone fibroblast growth factor 19, or FGF19, that is administered through a once-daily subcutaneous injection. In May 2023, we reported positive topline data from the Phase 2b ALPINE 4 trial of aldafermin in 160 patients with compensated cirrhosis due to non-alcoholic steatohepatitis, or NASH (liver fibrosis stage 4, or F4, by the NASH Clinical Research Network classification). The 48-week trial assessed the efficacy, safety and tolerability of 0.3 mg, 1 mg and 3 mg doses of aldafermin compared to placebo. The primary objective of the ALPINE 4 study was to evaluate the impact on Enhanced Liver Fibrosis, or ELF, score at week 48. The ELF score is a reproducible, quantitative non-invasive liver prognostic test that evaluates liver fibrosis and correlates to liver-related outcomes. The study met its primary endpoint with a statistically significant reduction in ELF score from baseline to week 48 in patients treated with 3 mg of aldafermin versus patients receiving placebo. Patients receiving 3 mg of aldafermin had a 0.5 point greater reduction in ELF at week 48 compared to patients receiving placebo (p-value=0.0003). On the secondary endpoint of fibrosis improvement of ≥1 stage (for which the trial was not statistically powered), 21% (p-value=0.39) and 23% (p-value=0.36) of patients in the 1 mg and 3 mg cohorts, respectively, achieved fibrosis improvement versus 15% in the placebo cohort at week 48. A 0.3 mg aldafermin cohort was part of the original design of the trial and enrolled 7 patients prior to being discontinued in favor of enrolling more patients in the 1 mg and 3 mg arms of the trial. Patients in the 0.3 mg arm were primarily evaluated for safety. Aldafermin was generally well tolerated with no treatment-related serious adverse events and a safety and tolerability profile generally consistent with prior trials of aldafermin, including higher levels of gastrointestinal events in patients treated with aldafermin as compared to patients treated with placebo. In May 2023, we also announced positive data from a Phase 2 investigator-sponsored trial of aldafermin for the treatment of patients with diarrhea-predominant irritable bowel syndrome, or IBS-D, and bile acid malabsorption, or BAM, at Digestive Disease Week 2023. Aldafermin demonstrated statistically significant reductions in serum 7αC4 (a marker of bile acid synthesis) and fecal bile acids versus placebo in patients in the trial with idiopathic BAM with IBS-D. Aldafermin is wholly-owned by us.
•NGM313 (MK-3655). NGM313 is an agonistic antibody discovered by us that selectively activates fibroblast growth factor receptor 1c-beta-klotho, or FGFR1c/KLB, which regulates insulin sensitivity, blood glucose and liver fat and is administered every four weeks through a subcutaneous injection. NGM313 was licensed by Merck in November 2018 and was being developed by Merck in patients with NASH and liver fibrosis stage 2 or 3. In April 2023, the license rights granted to Merck with respect to NGM313 reverted to us and the program is now wholly-owned by us.
•NGM936. NGM936 is a bispecific T cell engager therapeutic candidate for the treatment of hematologic malignancies that targets ILT3 and cluster of differentiation 3, or CD3. NGM936 is designed to direct T cell mediated killing of ILT3-positive cancer cells while sparing normal hematopoietic stem cells, or HSCs, and minimizing CD3-driven cytokine release. ILT3, a myeloid-cell restricted receptor, has enriched expression in myelomonocytic leukemia, monocytic leukemia and leukemia stem cells but is not expressed on healthy HSCs. This expression profile of ILT3 may make it an effective target for the treatment of monocytic acute myeloid leukemia, or AML, and multiple myeloma. NGM936 has been evaluated in preclinical studies, where it has demonstrated the ability to potently kill ILT3+ AML cells, kill ILT3+ multiple myeloma cells and preserve healthy bone marrow cells. NGM936 is wholly-owned by us.

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
Business Development and Merck Collaboration Updates
Pursuing BD Arrangements has been and is expected to continue to be a key component of our strategy. Given the breadth of opportunities that have been, and may in the future be, produced by our discovery engine, we are seeking BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our product candidates. We believe that this strategy, if successfully implemented, may enable more of the programs in our pipeline to be advanced as effectively and efficiently as possible. As described above, further development of NGM621, aldafermin, NGM313 and NGM936 is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of those programs unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
Our collaboration with Merck, described in "Business - Licensing and Collaboration Arrangements - Merck Collaboration" in Part I, Item 1 of the 2022 Annual Report on Form 10-K and Note 5, “Research Collaboration and License Agreements - Merck,” in our notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, historically provided us with robust financial support that enabled us to broaden and accelerate our research efforts and to develop more product candidates for major indications than we likely could have advanced on our own. We do not have any committed external source of funds, other than pursuant to our collaboration with Merck under the amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement. Currently, the only ongoing activities funded under the Amended Collaboration Agreement are ongoing cardiovascular or metabolic-, or CVM-, related activities. In 2023, the research and development, or R&D, funding we have received from Merck under the Amended Collaboration Agreement has been limited. In this regard, for the period that started on October 1, 2023 and ends on March 31, 2024, funding from Merck is expected to be minimal. The research phase for the CVM-related programs under the Amended Collaboration Agreement will continue through March 31, 2024, unless the parties mutually agree to extend the research phase through March 31, 2026, in which case Merck would provide up to a total of $20.0 million in R&D funding during the additional two years of the CVM program research phase. We do not expect the research phase to be extended.
Restructuring
In April 2023, we announced a restructuring of our workforce pursuant to which our workforce was reduced by 74 people, or approximately 33% of our existing headcount as of such date. The restructuring, including cash payments, was substantially completed by the end of the second quarter of 2023. We incurred approximately $4.9 million in restructuring charges in connection with the restructuring, consisting of (i) approximately $4.2 million in cash-based expenses related to employee severance and notice period payments, benefits and related costs, and (ii) approximately $0.7 million in non-cash stock-based compensation expense related to the vesting of share-based awards.
Operational Updates
We do not own, and have no plans to establish, any manufacturing facilities. All of our manufacturing activities are outsourced to third-party contract development and manufacturing organizations or third-party contract manufacturing organizations, which we refer to collectively as CMOs, which are generally single-source suppliers of the drug product or drug substance they are manufacturing for us. We also utilize third-party contract research organizations, or CROs, to carry out many of our clinical development activities. We expect to be reliant on CMOs and CROs for these activities for the foreseeable future. Significant portions of our R&D resources are focused, and will continue to be focused, on the manufacture and testing of clinical trial materials. If our CMOs and CROs fail to satisfy their contractual duties to us or meet expected deadlines or if our CMOs experience difficulties in scaling production, higher than anticipated costs or lower than anticipated yields, product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, turnover of qualified staff or improper storage conditions, difficulties with quality control, product stability or quality assurance testing, or difficulties procuring raw materials or components as a result of the COVID-19 or some future pandemic or otherwise, our ongoing and planned trials and possible acceleration or expansion of those trials may be delayed, perhaps substantially, or abandoned, which could materially and adversely affect our business. For example, in 2022, our planned individual new drug application, or IND, submissions for NGM831 and NGM438 were delayed due to challenges at one of our CMOs with respect to the manufacture of those product candidates, primarily related to analytical method qualification and release testing. It is possible that we could experience further supply-related delays that would create supply challenges and possible timing delays for ongoing and planned clinical trials or delay the commencement of first-in-human testing of future product candidates. In addition, there have historically been times of increased competition in the biotechnology industry for available CMO manufacturing slots and other capabilities generally, which has had, and may in the future have, a negative impact on the availability of manufacturing capacity and therefore our ability to supply clinical trial materials for planned, ongoing, accelerated or expanded clinical trials. Our CMOs’ facilities and operations have also been adversely affected by labor, raw material and component shortages, high turnover of staff and difficulties in hiring trained and qualified replacement staff. Changes in economic conditions, supply chain constraints, labor, raw material and component shortages and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. These supply chain effects, increased competition and higher costs of acquired goods and services have not materially impacted our results of operations for the three and nine months ended September 30, 2023, although they may negatively impact our business operations and our financial results in the future.
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
We seek to allocate our capital efficiently and strategically and fund our development portfolio based on each program’s scientific and other merits. Our discipline has been demonstrated by our decision not to proceed with development activities on multiple potentially viable product candidates for portfolio management and capital conservation reasons to concentrate our resources and focus our execution on selected programs. Given that we are no longer receiving meaningful research funding from Merck as compared to historical periods commensurate with the decreased scope of the collaboration, we need to devote a substantial amount of our own financial resources to fund our R&D programs, and we may need to delay or suspend development activities on product candidates that we consider promising unless and until we are able to raise sufficient additional capital and/or we need to enter into additional BD Arrangements in order to proceed with such development through to regulatory approval.
Financial Highlights
Since inception, we have funded our operations primarily through:
•fees received from collaboration partners, which since inception through September 30, 2023 includes reimbursement of R&D expenses of $544.6 million and upfront cash licensing fees of $123.0 million, primarily from Merck, and a payment of $20.0 million from Merck to license NGM313 and related compounds;
•proceeds from private placements of convertible preferred stock prior to our initial public offering, or IPO, including approximately $106.0 million of our Series E convertible preferred stock purchased by Merck;
•net proceeds from our IPO in 2019 of approximately $107.8 million, together with proceeds from the concurrent private placement of shares of common stock to Merck of $65.9 million;

•net proceeds of $134.6 million from the sale of approximately 5.3 million shares of our common stock in January 2021 upon completion of an underwritten public offering of our common stock, which included the full exercise by the underwriters of their option to purchase additional shares; and
•net proceeds of $71.5 million through September 30, 2023 from sales of approximately 4.1 million shares of our common stock pursuant to at-the-market sales programs.
At September 30, 2023, we had $166.0 million in cash, cash equivalents and short-term marketable securities.
We have incurred net losses each year since our inception. As of September 30, 2023, we had an accumulated deficit of $696.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our R&D programs and general and administrative, or G&A, costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other R&D activities, and the amount of R&D funding we receive from future BD Arrangements, if any. For further discussion of our financial position and future sources of funding, see “Liquidity and Capital Resources” below.
Financial Operations Overview
Related Party Revenue
Our revenue to date has been generated primarily from recognition of license fees and R&D service funding pursuant to our collaboration with Merck. Merck is also a significant stockholder and, as such, collaboration revenue from Merck is referred to as related party revenue.
Since the Company's inception through September 30, 2023, Merck has paid us $619.8 million pursuant to the terms of our collaboration. Due to the nature of our collaboration with Merck and the timing of related revenue recognition, our revenue has fluctuated from period to period in the past and has decreased in 2023 given the substantial reduction in the level of funding we have received from Merck. In this regard, for the period that started on October 1, 2023 and ends on March 31, 2024, we expect funding and revenue recognized from Merck to be minimal. As a result, we believe that period-to-period comparisons of our revenue may not be meaningful and should not be relied upon as being indicative of future performance.
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
Our related party revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Related party revenue	$582	$7,911	$4,252	$37,152
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
We need to devote a substantial amount of our own financial resources to our wholly-owned development programs, and we recently have been focusing primarily on our solid tumor oncology programs. As a result, further development of NGM621, aldafermin, NGM313 and NGM936 is currently primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of those programs unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development. For the foreseeable future, we anticipate a significant portion of our financial resources, other than the minimal funding we expect to receive from Merck which is dedicated to activities under the Amended Collaboration Agreement, will be directed to activities required to initiate and advance clinical trials of certain of our wholly-owned programs. We expect our R&D expenses will decrease in 2023 compared to 2022 as we suspend development activities related to NGM621 and our other preclinical ophthalmology programs and complete activities related to ALPINE 4.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or if we will be able to enter into BD Arrangements or otherwise raise adequate additional capital to meet our funding requirements to support such efforts. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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
Results of Operations
Our results of operations were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Related party revenue	$582	$7,911	$(7,329)	$4,252	$37,152	$(32,900)
Operating expenses:
Research and development	22,942	46,106	(23,164)	96,150	134,345	(38,195)
General and administrative	8,671	10,109	(1,438)	29,902	30,759	(857)
Total operating expenses	31,613	56,215	(24,602)	126,052	165,104	(39,052)
Loss from operations	(31,031)	(48,304)	17,273	(121,800)	(127,952)	6,152
Interest income, net	2,249	965	1,284	7,281	1,684	5,597
Other (expense) income, net	(15)	78	(93)	(186)	38	(224)
Net loss	$(28,797)	$(47,261)	$18,464	$(114,705)	$(126,230)	$11,525
Related Party Revenue from Merck
Revenue decreased $7.3 million and $32.9 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due to a decrease in R&D revenue under the Amended Collaboration Agreement with Merck. For the period that started on October 1, 2023 and ends on March 31, 2024, we expect funding and revenue recognized from Merck to be minimal.

Research and Development Expenses
Our R&D expenses by program were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
External R&D expenses:
NGM707 (Anti-ILT2/ILT4 dual antagonist)	$2,961	$6,650	$14,398	$18,208
NGM438 (LAIR1 antagonist)	1,458	2,655	6,506	5,968
NGM831 (ILT3 antagonist)	1,190	1,658	5,028	4,917
Aldafermin (FGF19 analog)	806	3,415	3,929	10,658
NGM120 (GFRAL antagonist)	594	1,915	2,925	5,930
NGM621 (C3 inhibitor)	426	5,439	1,790	15,708
Other external R&D expenses	49	120	768	945
Total external R&D expenses	7,484	21,852	35,344	62,334
Personnel-related expenses	9,844	15,445	37,778	46,775
Internal and unallocated R&D expenses (1)	5,614	8,809	23,028	25,236
Total R&D expenses	$22,942	$46,106	$96,150	$134,345
_____________
(1)Internal and unallocated R&D expenses consist primarily of research supplies and consulting fees, which we deploy across multiple R&D programs and include restructuring charges of $3.8 million in the nine months ended September 30, 2023.
R&D expenses decreased $23.2 million and $38.2 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three-month period was primarily due to a decrease in personnel-related expenses of $5.6 million, decreases in expenses for our clinical trials of NGM621 of $5.0 million and NGM707 of $3.7 million, decreases in expenses for our manufacturing activities and our clinical trials of aldafermin of $2.6 million and decreases in expenses for our clinical trials of NGM120 of $1.3 million and NGM438 of $1.2 million. The decrease in the nine-month period was primarily due to a decrease in expenses for our clinical trial of NGM621 of $13.9 million, a decrease in personnel-related expenses of $9.0 million, decreases in expenses for our manufacturing activities and our clinical trials of aldafermin of $6.7 million and a decrease in expenses for our clinical trial of NGM120 of $3.0 million, partially offset by restructuring charges of $3.8 million.
We expect our R&D expenses will decrease in 2023 compared to 2022 as we suspend development activities related to NGM621 and our other preclinical ophthalmology programs and complete activities related to ALPINE 4.
General and Administrative Expenses
G&A expenses decreased $1.4 million and $0.9 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three-month period was primarily due to a decrease in compensation-related expenses of $1.1 million and a decrease in legal-related expenses of $0.3 million. The decrease in the nine-month period was primarily due to a decrease in compensation-related expenses of $2.0 million and a decrease in depreciation expense of $1.5 million, partially offset by an increase in legal-related expenses of $1.3 million and restructuring charges of $1.1 million.
We anticipate that our G&A expenses in 2023 will decrease moderately compared to 2022 primarily due to the workforce restructuring implemented in the second quarter of 2023.
Interest Income, net
Interest income, net, increased $1.3 million and $5.6 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to higher yielding investments.

Liquidity and Capital Resources
Funding Requirements
We have no products approved for commercial sale, have not generated any revenue from product sales to date and we are not and may never be profitable. We have incurred losses in each year since commencing operations, and we expect to incur significant operating losses in 2023 and over the next several years. As of September 30, 2023, we had an accumulated deficit of $696.3 million, and we expect our accumulated deficit will continue to increase over time.
We have an active discovery research group and have spent significant resources to fund R&D of multiple pipeline programs. We recently have been focusing most of our execution efforts and resources on our solid tumor oncology programs, NGM707, NGM831, NGM438 and NGM120. While we will consider BD Arrangements to advance development of these programs, we have been continuing to invest our resources in their development even in the absence of BD Arrangements.
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
Prior to 2022, we received substantial R&D funding from our collaboration with Merck. However, under the narrower scope of the Amended Collaboration Agreement, R&D funding from Merck beginning April 2022 is substantially lower than the R&D funding previously provided by Merck. In this regard, for the period that started on October 1, 2023 and ends on March 31, 2024, funding from Merck is expected to be minimal.
Our cash requirements for fiscal year 2023 continue to be driven by our R&D and G&A expenses. In 2022 and 2021, our R&D expenses were $181.1 million and $161.7 million, respectively. In 2023, we expect our R&D expenses to decrease compared to 2022 as we suspend development activities related to NGM621 and our other preclinical ophthalmology programs and complete activities related to ALPINE 4. In 2022 and 2021, our G&A expenses were $40.5 million and $36.9 million, respectively. In 2023, we expect our G&A expenses will decrease moderately compared to 2022 primarily due to the workforce restructuring implemented in the second quarter of 2023. Beginning in 2024, our operating lease costs will increase pursuant to the 2024 Lease Agreement we entered into in July 2022 for our current corporate office space and facilities in South San Francisco, California. Our current lease will expire on December 31, 2023. The 2024 Lease Agreement will commence on January 1, 2024 and expire on December 31, 2033. We will pay an initial monthly base rent of approximately $0.9 million for the first year, which is subject to increase at an annual rate of 3.5% each year thereafter, plus certain operating and tax expenses.
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

Sources of Liquidity
Cash and Investments
As of September 30, 2023, we had cash and cash equivalents of $51.5 million and short-term marketable securities of $114.6 million.
Merck Collaboration
The revenue we receive under the Amended Collaboration Agreement with Merck is currently our only source of revenue. For the period that started on October 1, 2023 and ends on March 31, 2024, we expect to receive minimal funding from Merck. See “Overview of Our Business – Business Development and Merck Collaboration Updates” above.
Other Sources of Capital
In June 2023, we entered into Amendment No. 1, or the Amendment, to the Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, and we refer to the Sales Agreement as amended as the Amended Sales Agreement. As of September 30, 2023, up to $100.0 million of the Company's common stock remained available to be sold through or to Jefferies under the Amended Sales Agreement, subject to conditions specified in the Amended Sales Agreement. We plan to finance our future cash needs through public or private equity or debt offerings, including under the Amended Sales Agreement, BD Arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all.
Our ability to raise additional capital through public or private equity or debt offerings may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and in the biotechnology industry specifically. While the long-term economic impact of either the COVID-19 pandemic or global geopolitical conflicts is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown.
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

While we may consider BD Arrangements to advance development of our solid tumor oncology programs, we are seeking BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our other programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements. We believe that this strategy, if successfully implemented, may enable more of the product candidates in our pipeline to be advanced as effectively and efficiently as possible. If we are unable to secure BD Arrangements for NGM621 and our preclinical ophthalmology programs, aldafermin, NGM313 and NGM936, we may discontinue or abandon any or all of them altogether, in which case we will not realize any return on our investments in these programs. Even if we are successful in securing BD Arrangements for these or our solid tumor oncology programs, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of the applicable product candidates. Our ability to generate revenue from any such BD Arrangement will depend on the specific terms of the BD Arrangement.
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
Cash Flow Activity
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(109,239)	$(114,035)
Investing activities	87,095	12,634
Financing activities	1,664	53,510
Net decrease in cash, cash equivalents and restricted cash	$(20,480)	$(47,891)
Operating Activities
In the nine months ended September 30, 2023, net cash used in operating activities was $109.2 million, which consisted of a net loss of $114.7 million, adjusted for non-cash charges of $22.3 million and a change in operating assets and liabilities of $16.8 million. The non-cash charges consisted primarily of stock-based compensation expense of $22.4 million. The change in operating assets and liabilities was mainly driven by decreases in accrued liabilities of $17.9 million, a related party receivable of $7.6 million, operating lease liability of $4.0 million, accounts payable of $3.2 million and prepaid expenses and other current assets of $1.0 million.
In the nine months ended September 30, 2022, net cash used in operating activities was $114.0 million, which consisted of a net loss of $126.2 million, adjusted for non-cash charges of $29.9 million and a change in operating assets and liabilities of $17.7 million. The non-cash charges consisted primarily of stock-based compensation expense of $23.6 million and depreciation expense of $3.4 million. The change in operating assets and liabilities was mainly driven by decreases in contract liabilities of $10.8 million, operating lease liability of $3.8 million and accounts payable of $1.7 million.
Investing Activities
In the nine months ended September 30, 2023, net cash provided by investing activities was $87.1 million, which consisted primarily of $160.0 million in net proceeds on maturity of marketable securities, partially offset by purchases of marketable securities of $71.8 million.
In the nine months ended September 30, 2022, net cash provided by investing activities was $12.6 million, which consisted primarily of $186.5 million in net proceeds on maturity of marketable securities, partially offset by purchases of marketable securities of $172.5 million.
Financing Activities
In the nine months ended September 30, 2023, net cash provided by financing activities consisted of proceeds from our employee equity incentive and employee stock purchase plans. In the nine months ended September 30, 2022, net cash provided by financing activities consisted of net proceeds of $49.4 million from the sale of shares of our common stock under the Sales Agreement and proceeds of $4.1 million from our employee equity incentive and employee stock purchase plans.
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
We enter into agreements in the normal course of business with CROs for clinical trials, CMOs and other vendors for preclinical studies, supplies, manufacturing and other services and products for operating purposes. These agreements are generally cancellable at any time by us, upon prior written notice, and may or may not include cancellation fees. Given that the amount and timing related to such payments are uncertain, they are not considered to be contractual obligations. As of September 30, 2023, we had not accrued for any termination or cancellation charges for any of these agreements as these were not considered probable. See "Liquidity and Capital Resources - Funding Requirements" above for information regarding our expected R&D spend.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have incurred net losses every year since our inception, we have no meaningful source of revenue, we expect to continue to incur significant operating losses and we may never become profitable.
•All of our revenue for recent periods has been received from a single collaboration partner, Merck Sharp & Dohme LLC, or Merck, and that revenue will be minimal for the remainder of 2023 and in 2024.
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
•We may depend in the future on collaboration, out-licensing, partnership or other business development arrangements, or BD Arrangements, with third-party partners for the development and commercialization of our product candidates and for revenue and, if we are unable to secure those BD Arrangements, or if any future BD Arrangements are not successful, we may not be able to capitalize on the market potential of our product candidates or continue their development. BD Arrangements involve numerous risks, any of which could materially and adversely affect our business and financial condition.

•While we may consider BD Arrangements to advance development of our solid tumor oncology programs, we are seeking BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our other programs whose further development is primarily dependent on our ability to secure potential future BD Arrangements, and if we are unable to secure BD Arrangements to support these programs, which include NGM621, aldafermin, NGM313 (MK-3655) and NGM936, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development. We may discontinue or abandon any or all of our programs altogether, in which case we will not realize any return on our investments in those programs.
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
We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable and have incurred losses in each year since commencing operations. Our net losses were $162.7 million, $120.3 million and $102.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of September 30, 2023, we had an accumulated deficit of $696.3 million.
We expect to continue to incur significant research and development, or R&D, and other expenses related to our ongoing operations for the foreseeable future, particularly to fund R&D of, and to seek regulatory approvals for, our product candidates. We incurred substantial net operating losses in 2022 and expect to continue to incur significant operating losses in 2023 and over the next several years as our research, development, manufacturing, preclinical studies, clinical trial and related activities continue. We expect our accumulated deficit will also increase in future periods. The size of our future net losses will depend, in part, on the amount of our expenses and our ability to generate revenue. All of our revenue from recent periods has been provided from Merck under the amended and restated research collaboration, product development and license agreement we entered into with Merck on June 30, 2021, or the Amended Collaboration Agreement. That revenue is substantially lower in 2023 than in 2022 and prior years and will be minimal thereafter. See the risk factor titled “All of our revenue for recent periods has been received from a single collaboration partner, and that revenue will be minimal for the remainder of 2023 and in 2024.”

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
All of our revenue for recent periods has been received from a single collaboration partner, and that revenue will be minimal for the remainder of 2023 and in 2024.
We do not have any committed external source of funds, other than pursuant to our collaboration with Merck, which has provided us with substantial financial support since 2015. However, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview of Our Business-Business Development and Merck Collaboration Updates” in Part I, Item 2 of this Quarterly Report on Form 10-Q, in 2023 the R&D funding we have received from Merck under the collaboration has been substantially lower than the R&D funding previously provided by Merck. For the period that started on October 1, 2023 and ends on March 31, 2024, we expect to receive minimal funding from Merck for the ongoing activities under the Amended Collaboration Agreement.
We will need to devote a substantial amount of our own financial resources to our R&D programs, particularly with respect to our wholly-owned programs that now include all of our ophthalmology programs and NGM313. In addition, our funding requirements would increase for any preclinical programs that remain within the scope of the collaboration in the event Merck does not elect to license these programs and we decide to continue them, in the event Merck elects to terminate its license to any program it licenses and we decide to continue it or in the event we opt to co-develop any Merck-licensed programs. For example, as a result of Merck’s decision not to exercise its option to license NGM621 and its related compounds, as described below, NGM621 and its related compounds are now wholly-owned by us. Further development of NGM621 is primarily dependent on our ability to secure potential future BD Arrangements with third-party partners and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM621 unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development. In addition, as a result of Merck's decision to terminate its license to NGM313 and its related compounds, the license rights granted to Merck in 2018 with respect to NGM313 reverted to us and the program is now wholly-owned by us. Further development of NGM313 is also primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM313 unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
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
•the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;
•the cost and timing of selecting, auditing and potentially validating a manufacturing site for later-stage clinical and commercial-scale manufacturing;
•the effect of products that may compete with our product candidates or other market developments;
•market acceptance of any approved product candidates, including product pricing and product reimbursement by third-party payors;
•whether Merck exercises its option to license any preclinical candidates that remain within the scope of the collaboration at the license option point as specified in the Amended Collaboration Agreement for each such candidate;
•whether Merck terminates the research phase of the collaboration under pre-specified circumstances set forth in the Amended Collaboration Agreement or terminates a program that it has licensed, such as its decision to terminate its license for NGM313 and its related compounds;
•the cost of potentially acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and
•the cost of establishing sales, marketing and distribution capabilities for any of our product candidates for which we may receive regulatory approval and that we determine to commercialize ourselves or in collaboration with partners.
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
On June 7, 2023, we entered into Amendment No. 1, or the Amendment, to the Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, and we refer to the Sales Agreement as amended as the Amended Sales Agreement. In connection with the Amendment, we filed a new shelf registration statement on Form S-3 which the SEC declared effective on August 4, 2023. The Amended Sales Agreement provides for the issuance and sales of shares of our common stock having an aggregate offering price of up to $100.0 million through or to Jefferies.
We plan to finance our future cash needs through public or private equity or debt offerings, including under the Amended Sales Agreement, BD Arrangements or a combination of these potential financing sources. Additional capital may not be available in sufficient amounts, on reasonable terms or when we need it, if at all. While the long-term economic impact of either the COVID-19 pandemic or global geopolitical conflicts is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, higher inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the closures of Silicon Valley Bank, or SVB, and other banks in early 2023 have resulted in broader financial institution liquidity risk and concerns. Although we incurred no losses as a result of the closure of SVB or other banks, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could materially harm our business and financial condition. In this regard, we continue to maintain our cash at SVB and other banks, often in balances that exceed the current FDIC insurance limits, and the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds may be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. In any event, if the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our financial condition and our ability to pursue our business strategy.
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
In this regard, due to the need to conserve capital and prioritize focused execution, we are seeking BD Arrangements with third-party partners with sufficient resources and relevant domain expertise in order to further the clinical development, if any, of NGM621, aldafermin, NGM313 and NGM936. Further development of these programs, which are in therapeutic areas where clinical development is relatively resource intensive and can have long timelines to generate proof-of-concept data, is primarily dependent on our ability to secure potential future BD Arrangements. However, we may not be able to enter into such BD Arrangements on acceptable terms, if at all. We face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for a BD Arrangement will depend, among other things, upon the potential partner’s evaluation of the subject product candidate and its market opportunity, our assessment of the partner’s resources and expertise and the terms and conditions of the potential BD Arrangement. In the absence of such BD Arrangements for these programs, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
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
Risks Related to Our Dependence on Third Parties
Funding from Merck under the collaboration going forward is expected to be minimal, and we may never realize the anticipated benefits to us of the collaboration.
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
In 2023, the R&D funding we have received from Merck under the Amended Collaboration Agreement has been limited. For the period that started on October 1, 2023 and ends on March 31, 2024, we expect to receive minimal funding from Merck under the Amended Collaboration Agreement.
In January 2023, we announced that Merck notified us of its decision to terminate the Phase 2b trial of NGM313 in patients with nonalcoholic steatohepatitis, or NASH, and liver fibrosis stage 2 or 3, or F2/F3, and Merck subsequently provided us with the required 90-days' notice of partial termination of the Amended Collaboration Agreement as it relates to NGM313 and its related compounds. As a result, in April 2023, the license rights granted to Merck in 2018 with respect to NGM313 reverted to us and the program is now wholly-owned by us. Further development of NGM313 is primarily dependent on our ability to secure potential future BD Arrangements. We have not yet received the full set of clinical data from the terminated Phase 2b trial from Merck, other than the topline data previously disclosed, and we will need to access and analyze that data in order to pursue such BD Arrangements. In the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM313 unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.

Similarly, in October 2022, we announced that our Phase 2 CATALINA trial evaluating NGM621 in patients with geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD, did not meet its primary endpoint and, in December 2022, Merck notified us that it would not exercise its option to license NGM621 and its related compounds or the related ophthalmology bundle option and, as a result, those options expired unexercised in January 2023. Further, Merck did not elect for us to continue to conduct R&D during an extended or tail period on any compounds from our other ophthalmology programs that were subject to the collaboration. Because Merck did not make such an election, we do not have any funding from Merck to pursue such ophthalmology programs after we complete certain wind down activities related to NGM621, and if we choose to develop these programs further, we will be responsible for funding them. As a result, while our ophthalmology programs, including NGM621, are now wholly-owned by us, further development of those programs is primarily dependent on our ability to secure potential future BD Arrangements and, in the absence of such BD Arrangements, we are unlikely to be able to advance development of NGM621 or the preclinical ophthalmology programs unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development.
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
Moreover, under the Amended Collaboration Agreement, Merck has the unilateral right to terminate all or part of the agreement at certain times and under certain circumstances. Merck also may unilaterally terminate its R&D funding for programs that remain within the scope of the collaboration if we are acquired by a third party or in the event of an uncured material breach by us. Subject to certain limitations, Merck may partially terminate the Amended Collaboration Agreement for convenience as it relates to any future licensed program, as they did with respect to NGM313 in April 2023 and with respect to our growth differentiation factor 15, or GDF15, agonist program, which included product candidates NGM395 and NGM386, in 2019. Merck may also unilaterally terminate the Amended Collaboration Agreement as it relates to its rights to research and develop small molecule compounds. It may also unilaterally terminate the Amended Collaboration Agreement with respect to a specific licensed program in the event of an uncured material breach by us. If Merck terminates a program as a result of our uncured material breach, then we would lose our option to participate in a global cost and profit share arrangement if not yet exercised as of the time of termination and lose our co-detailing option (whether or not exercised as of that time) for the relevant licensed program.
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
Pursuing BD arrangements has been and is expected to continue to be a key component of our strategy, and we are seeking BD Arrangements with third-party partners to progress, in whole or in part, the development of one or more of our product candidates. While we may consider BD Arrangements to advance development of our solid tumor oncology programs, the further development of other programs in our pipeline, including NGM621, aldafermin, NGM313 and NGM936, is primarily dependent on our ability to secure potential future BD Arrangements for these programs. Due to the need to conserve capital and prioritize focused execution and unless our portfolio prioritization changes, if we are unable to secure BD Arrangements for these programs on beneficial terms, if at all, we are unlikely to be able to advance their development unless our portfolio prioritization changes and we are able to secure the additional capital necessary to fund such development. We may discontinue or abandon any or all of our programs altogether, in which case we will not realize any return on our investments in these programs. Even if we are successful in entering into any BD Arrangements with third-party partners for our programs, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of the applicable product candidates. Our ability to generate revenue from any such arrangement will depend on the specific financial terms we reach with any partner, as well as each of our partners’ abilities to successfully perform the functions assigned to them in such arrangement towards developing, seeking regulatory approval for and commercializing our product candidates.
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
•Partners might opt not to pursue development and commercialization of our product candidates or not to continue or renew development or commercialization programs based on clinical trial results, changes in the partner’s strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities. For example, in June 2021, we and Merck entered into the Amended Collaboration Agreement that covers a narrower scope, focused primarily on ophthalmology- and CVM-related therapeutic areas, than had been covered under the original collaboration agreement we entered into with Merck in 2015. In addition, under the terms of the Amended Collaboration Agreement, it is possible for Merck to unilaterally terminate any other future licensed program, if any, (whether or not we have exercised our cost and profit share option) upon prior written notice, such as it did for NGM386 and NGM395 in 2019 and most recently for NGM313, without triggering a termination of the remainder of the Amended Collaboration Agreement. Moreover, Merck might also opt not to designate any collaboration preclinical candidates for further development during the tail period following the end of the research phase or exercise any of its options to acquire a license to a product candidate, as it did with respect to the preclinical ophthalmology product candidates.
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
For example, a CMO that produces aldafermin drug product was inspected by the FDA earlier this year and received multiple critical Form 483 observations on one of its aseptic fill/finish lines. If the CMO fails to address the FDA's concerns to the agency's satisfaction through the CMO's corrective actions, the CMO may receive additional warnings and, if we were to seek regulatory approval of aldafermin, any product that is manufactured on an affected line may not be qualified by the FDA, which could delay regulatory timelines significantly.
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
•delays in obtaining, or the inability to obtain, required approvals from institutional review boards and ethics committees or other governing entities at clinical trial sites selected for participation in our clinical trials;

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
Patients experienced, and we reported, serious adverse events, or SAEs, in the treatment arms of completed trials of NGM313, NGM621 and aldafermin. We expect that patients in our clinical trials, including those that are sham- or placebo-controlled with some patients not receiving study drug, will continue to experience adverse events and SAEs and we will continue to monitor those SAEs for any signals of concern regarding the safety and tolerability of our product candidates. For example, cancer patients enrolled in our clinical trials of NGM120, NGM707, NGM831 and NGM438, many of whom are suffering from advanced life-threatening illness, have experienced, and we expect will continue to experience, SAEs and other adverse events, which may or may not be drug-related. If patients in any of our clinical trials experience a high or unacceptable severity and prevalence of side effects, including particularly SAEs, it could affect patient recruitment or the ability of enrolled patients to complete their treatment in a clinical trial, it may result in a regulatory authority putting a clinical hold on the clinical trial or it may result in failure to obtain regulatory approval for our product candidates or product liability claims.
Our product candidates are protein or antibody therapeutics. Protein and antibody therapeutics can sometimes induce host immune responses that can cause the production of anti-drug antibodies, or ADAs. In some cases, ADAs have no effect. In other cases, ADAs may neutralize the effectiveness of the product candidate, can require that higher doses be used to obtain a therapeutic effect or can cross react with substances naturally occurring in a subject’s body, which can cause unintended effects, including potential impacts on efficacy and adverse events. Some patients treated with aldafermin in our completed clinical trials have developed ADAs against aldafermin and, in some cases, those antibodies were neutralizing or appeared to cross react with the patient’s naturally occurring FGF19. We developed an assay to measure the presence of ADAs against aldafermin for our ongoing NASH program, which we are using to test patient samples and which will need to be evaluated by regulatory agencies. The presence of ADAs was also observed in our Phase 1 NGM313 trial. If we are required to undertake substantial additional testing as a result of the detection of ADAs in subjects using aldafermin, NGM313 or any other product candidate, the costs of our clinical trials may increase. If we determine that ADAs are causing safety or efficacy concerns when using any of our product candidates, we may need to delay or halt clinical trials of our product candidates and the affected product candidates may never obtain regulatory approval. We cannot provide assurance that the detection of ADAs will not be higher than we have observed historically or that observed rates will not later be found to limit drug exposure or cause adverse safety events, or that the detection of ADAs will not otherwise result in the non-approvability of any of our product candidates.

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
The success of our business over the longer term depends upon our ability to identify and validate new potential protein and antibody therapeutics. Research programs to identify new product candidates require substantial technical, financial and human resources, and our research methodology may not successfully identify medically relevant protein or antibody therapeutics to be developed as product candidates. In this regard, the resignation of our former Chief Scientific Officer Jin-Long Chen, Ph.D., in the second quarter of 2023 may adversely affect our ability to successfully identify new product candidates and to attract and retain the key scientific personnel necessary to do so. In addition, our drug discovery efforts often identify and select novel, untested proteins in the particular disease indication we are pursuing, which we may fail to validate after further research work. Moreover, our research efforts may initially show promise in discovering potential new protein and antibody therapeutics yet fail to yield product candidates for clinical development for multiple reasons. For example, potential product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal drug profiles or other characteristics suggesting that they are unlikely to be commercially viable products. Our inability to successfully identify additional new product candidates to advance into clinical trials could have a material adverse effect on our business, operating results and prospects.
We may fail to select or capitalize on the most scientifically, clinically and commercially promising or profitable product candidates.
We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development and potential commercialization. We may make incorrect determinations in allocating resources among these product candidates. Our decisions to allocate our R&D, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. For example, our pipeline programs in development include product candidates in solid tumor oncology, and we have been focusing most of our execution efforts and resources on these programs. However, our focus on the solid tumor oncology therapeutic area may be unsuccessful and may never lead to the development of viable commercial products. Similarly, our decisions to delay or terminate certain drug development programs to concentrate our resources elsewhere may be incorrect and could cause us to miss valuable opportunities.
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In April 2023, we announced a restructuring of our workforce, reducing our existing headcount by approximately 33%. At the same time, our founder, Dr. Jin-Long Chen, resigned from the Board and his position as Chief Scientific Officer. We have also announced that Siobhan Nolan Mangini is stepping down as Chief Financial Officer as of November 3, 2023 and as President on December 1, 2023. These significant changes have caused additional attrition of employees and may cause further attrition of employees, including senior management, and negatively affect employee morale. Additionally, as we are operating our business with fewer employees, including fewer members of senior management, the loss of a significant number of our remaining employees or of any of our current executive officers could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.
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
For example, aldafermin is administered via a once-daily subcutaneous injection, which may negatively impact market acceptance of an approved aldafermin product, if any. In addition, refer to the risk factor titled “Our product candidates may cause undesirable side effects or adverse events or have other properties or safety risks, which could delay or prevent continued clinical development or their regulatory approval or limit the commercial profile of any approved label." If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.
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
Many countries implement health technology assessment, or HTA, procedures that use formal economic metrics such as cost effectiveness to determine prices, coverage and reimbursement of new therapies. These assessments are increasingly implemented in established and emerging markets. In the EU, Regulation (EU) 2021/2282 on Health Technology Assessment, or the HTA Regulation, which will become effective in January 2025, will allow EU member states to use common HTA tools, methodologies and procedures to conduct joint clinical assessments and joint scientific consultations whereby HTA authorities may provide advice to health technology developers. Each EU member state will, however, remain exclusively competent for assessing the relative effectiveness of health technologies and making pricing and reimbursement decisions. Given that the extent to which pricing and reimbursement decisions are influenced by the HTA process currently varies between EU member states, it is possible that our products may be subject to favorable pricing and reimbursement status only in certain EU countries. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, including following periodic review, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. Moreover, in order to obtain reimbursement for our products in some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Efforts to generate additional data for the HTA process will involve additional expenses which may substantially increase the cost of commercializing and marketing our products in certain EU member states.
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
Disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, in regions where we have clinical trial sites or other business operations could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of third-party manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics have negative impacts on our ability to initiate new clinical trial sites, to enroll new patients and to maintain existing patients who are participating in our clinical trials, which may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. For example, our ability to attract additional clinical trial sites and principal investigators to conduct our clinical trials and to conduct the necessary clinical trial site initiation procedures was impacted by COVID-19 quarantines, shelter-in-place and similar restrictions imposed by federal, state and local governments. In addition, during the COVID-19 pandemic, we experienced, from time to time, a slower pace of clinical site initiation and clinical trial enrollment and a higher subject dropout rate than originally anticipated in certain of our clinical trials, which we believe may have been due to factors such as the vulnerability of our studied patient populations, site staff shortages, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors.
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
We do not currently own or have a license to any issued patents that cover our NGM438 product candidate, although NGM438 is disclosed and claimed in pending U.S. non-provisional and international applications. Our NGM707 and NGM831 product candidates are each covered by one issued United States patent, and our NGM621 product candidate is covered by two issued United States patents, although the product and related compositions-of-matter and methods of use are disclosed and claimed in other pending U.S. non-provisional and/or national stage applications in particular foreign countries. The patent landscape surrounding all of our product candidates is crowded, and there can be no assurance that we will be able to secure patent protection that would adequately cover such product candidates, that we will obtain sufficiently broad claims to be able to prevent others from selling competing products or that we will be able to protect and maintain any patent protection that we initially secure.
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
Europe recently implemented the Unitary Patent system and the Unitary Patent Court, or the UPC. European applications, upon grant, and European issued patents, have the option of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC in participating jurisdictions. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. It is our initial belief that the UPC, while offering a cheaper streamlined process, has potential disadvantages to patent holders, such as making a single European patent vulnerable in all participating jurisdictions when challenged in a single jurisdiction.
Risks Related to Ownership of Our Common Stock
The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The market price for our common stock has fluctuated significantly from time to time, for example, varying between a high of $32.12 on March 17, 2021 and a low of $0.76 on October 27, 2023. The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section, these factors include:
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
In addition, the stock market in general, and The Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with ongoing global geopolitical conflicts and recent and potential future bank failures, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the effects of the COVID-19 pandemic and recent and potential future bank failures, macroeconomic factors including inflation and rising interest rates, and global geopolitical conflicts may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described elsewhere in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.
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
For the trading days during the three months ended September 30, 2023, the average daily trading volume for our common stock on The Nasdaq Global Select Market was only 307,036 shares. As a result, sales of a substantial number of shares of our common stock in the public market, including pursuant to the Amended Sales Agreement, or by any of our large stockholders, or even the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, as a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of The Nasdaq Global Select Market, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement or prevent future non-compliance with the listing requirements of The Nasdaq Global Select Market.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2023, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of NGM Bio securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.
Chief Financial Officer Appointment
On November 2, 2023, the Company announced the appointment of Jean-Frédéric Viret, Ph.D., as the Company’s Chief Financial Officer, effective as of November 3, 2023. On November 3, 2023, Dr. Viret will assume the duties and responsibilities of the Company’s principal financial officer from Siobhan Nolan Mangini.
Dr. Viret, age 58, previously served as Chief Financial Officer of Shasqi, Inc., a biotechnology company, from February 2023 to November 2023. From March 2021 to November 2022, Dr. Viret was Chief Financial Officer at Blade Therapeutics, Inc., a biotechnology company. Prior to that, Dr. Viret served as Chief Financial Officer at Coherus BioSciences, Inc., a publicly-traded biosimilar and biologics company, from September 2014 to March 2021. Dr. Viret received a B.S. in engineering from the Institut National Polytechnique de Lorraine, an M.B.A. from

Cornell University and a Ph.D. in plant molecular biology from Université Louis Pasteur (Strasbourg I). He was a visiting fellow at Harvard University and a postdoctoral fellow at the Massachusetts Institute of Technology.
Dr. Viret has no family relationships with any director, executive officer or other person the Company has nominated or chosen to become a director or executive officer. There are no arrangements or understandings between Dr. Viret and any other person pursuant to which Dr. Viret will be appointed as an executive officer. Additionally, there are no transactions involving Dr. Viret that would require disclosure under Item 404(a) of Regulation S-K.
In connection with Dr. Viret’s appointment as Chief Financial Officer, the Company and Dr. Viret entered into an Offer Letter Agreement, dated October 20, 2023, or the offer letter. Pursuant to the terms of the offer letter, Dr. Viret is employed on an “at-will” basis and is entitled to an initial annual base salary of $480,000 per year, an annual bonus target of 40% of Dr. Viret’s base salary and a one-time sign-on bonus of $25,000 (subject to a pro-rated repayment if Dr. Viret voluntarily resigns from his employment with the Company before November 3, 2025).
The offer letter also provides for the grant of a stock option to purchase 450,000 shares of the Company’s common stock with an exercise price per share equal to 100% of the fair market value of the Company’s common stock on the date of grant. Such stock option will be subject to a four-year vesting schedule with 25% of the shares subject to the option vesting upon Dr. Viret’s completion of one year of service measured from November 3, 2023 and the balance of the shares vesting monthly thereafter for the next three years. Such stock option will be granted under the Company’s Amended and Restated 2018 Equity Incentive Plan.
The offer letter also provides that if, on or within 18 months after the effective date of a change in control, Dr. Viret’s employment is terminated without cause and other than a result of his death or disability, or he resigns for good reason, he will receive the following severance benefits: (i) continuation of his base salary for a six-month period, (ii) payment of premiums of health insurance benefits for up to six months and (iii) full vesting acceleration of any unvested outstanding equity awards.
The foregoing description of the offer letter is only a summary and it is qualified in its entirety by the offer letter, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Existing Chief Financial Officer Resignation
As previously disclosed, Ms. Nolan Mangini notified the Company of her intent to resign in July 2023. In connection with the appointment of Dr. Viret as Chief Financial Officer, the effective date of Ms. Nolan Mangini’s resignation as Chief Financial Officer will be November 3, 2023. Ms. Nolan Mangini will continue to serve as President of the Company until December 1, 2023. Ms. Nolan Mangini is not entitled to or receiving any severance benefits in connection with her resignation.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38853	3.1	4/8/19
3.2	Amended and Restated Bylaws	S-1	333-227608	3.4	9/28/18
10.1*	Offer Letter and Arbitration Agreement, by and between the Registrant and Jean-Frédéric Viret, Ph.D., dated as of October 20, 2023.
10.2	Amendment No. 10 on October 31, 2023 to the Multi-Product Licence Agreement by and between NGM Biopharmaceuticals, Inc. and Lonza Sales AG, dated as of October 31, 2014.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NGM Biopharmaceuticals, Inc.

Date: November 2, 2023	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
President and Chief Financial Officer
(Principal Financial Officer)