Form 10-K/A
period 2023-12-31
NGM BIOPHARMACEUTICALS INC
filed 2024-04-04
CIK 1426332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
As of March 5, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 83,462,408.

Auditor Name:	Ernst & Young LLP	Auditor Location:	San Mateo, California	Auditor Form ID:	PCAOB ID No. 42

EXPLANATORY NOTE
NGM Biopharmaceuticals, Inc. (the “Company,” “NGM,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2024 (the “Original Form 10-K,” together with Amendment No. 1, our “Annual Report”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because our definitive proxy statement containing such information will not be filed with the SEC within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-K other than the inclusion of Exhibits 2.1 and 10.28, which were inadvertently omitted in the Original Form 10-K. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC.
Unless the context suggests otherwise, references in this Amendment No. 1 to “us,” “our,” “NGM,” “NGM Biopharmaceuticals,” “we,” the “Company” and similar designations refer to NGM Biopharmaceuticals, Inc. and, where appropriate, its wholly-owned subsidiary.

NGM BIOPHARMACEUTICALS, INC.
2023 ANNUAL REPORT ON FORM 10-K
____________________________________

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Our business affairs are managed under the direction of our Board of Directors, or the Board, which is currently composed of seven members. Our Board is divided into three classes, designated as Class I, Class II and Class III, with each class serving a staggered three-year term.
Directors and Executive Officers
The following table sets forth the names, ages as of March 1, 2024, and certain other information for our executive officers and each of our directors.

Name	Class	Age	Position	Current Term Expires
Directors
William J. Rieflin	Class I	63	Chair of the Board	2026
David V. Goeddel, Ph.D.	Class III	72	Director	2025
Shelly D. Guyer	Class I	63	Director	2026
Carole Ho, M.D.	Class I	51	Director	2026
Suzanne Sawochka Hooper	Class III	58	Director	2025
Roger M. Perlmutter, M.D., Ph.D.	Class II	71	Director	2024
David J. Woodhouse, Ph.D.	Class III	53	Director	2025

Name	Age	Position
Executive Officers
David J. Woodhouse, Ph.D.	53	Chief Executive Officer and Director
Jean-Frédéric Viret, Ph.D.	58	Chief Financial Officer
Hsiao D. Lieu, M.D.	53	Executive Vice President, Chief Medical Officer
Valerie Pierce	61	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
The following includes a brief biography of our Class I, Class II and Class III directors continuing to serve on our Board until the annual meeting of stockholders to be held in 2026, 2024 and 2025, respectively. Each biography includes information regarding the specific experience, qualifications, attributes or skills that led the Nominating and Corporate Governance Committee and the Board to determine that each director should serve as a member of the Board.
Class I Directors
Shelly D. Guyer has served as a member of the Board since December 2019. Ms. Guyer previously led the sustainability and environmental, social and governance, or ESG, efforts of Invitae Corporation, or Invitae, a public medical genetics company, as Chief Sustainability Officer from June 2021 to October 2022, and previously acted as Invitae’s Chief Financial Officer from June 2017 to June 2021. Prior to Invitae, Ms. Guyer served as Chief Financial Officer of Veracyte, Inc., or Veracyte, a genomic diagnostics company, from April 2013 to December 2016 and served as Veracyte’s Secretary from April 2013 to March 2014. From April 2008 to December 2012, she served as Chief Financial Officer and Executive Vice President of Finance and Administration of iRhythm Technologies, Inc., a digital healthcare company. From March 2006 to August 2007, Ms. Guyer served as Vice President of Business Development and Investor Relations of Nuvelo, Inc., or Nuvelo, a biopharmaceutical company. Prior to joining Nuvelo, Ms. Guyer worked at J.P. Morgan Securities and its predecessor companies for over 17 years, serving in a variety of roles including in healthcare investment banking. Ms. Guyer received an A.B. in Politics from Princeton University and an M.B.A. from the Haas School of Business at the University of California, Berkeley. We believe that Ms. Guyer’s financial background and executive experience, as well as her ESG expertise, make her qualified to serve on our Board.
Carole Ho, M.D. has served as a member of the Board since June 2020. Dr. Ho also serves as Chief Medical Officer and Head of Development at Denali Therapeutics Inc., or Denali, a public biotechnology company since June 2015. Prior to joining Denali, Dr. Ho held various roles of increasing responsibility at Genentech, Inc., or

Genentech, a public biotechnology company, between 2007 and 2015, most recently as Vice President, Non-Oncology Early Clinical Development. From November 2006 to October 2007, Dr. Ho served as Associate Medical Director at Johnson & Johnson. From June 2002 to November 2006, she was an instructor in the Department of Neurology and Neurological Sciences at Stanford University. Dr. Ho completed a residency in neurology at Partners Neurology Residency of the Massachusetts General and Brigham and Women’s Hospital between 2004 and 2014 and was board certified in neurology and psychiatry. She currently serves on the board of directors of Beam Therapeutics Inc., a public biotechnology company. Dr. Ho received an M.D. from Cornell University and a B.S. in Biochemical Sciences from Harvard College. We believe that Dr. Ho’s medical background, executive experience and experience serving as a director of another publicly-traded life science company make her qualified to serve on our Board.
William J. Rieflin became the non-executive Chairman of the Board in July 2022, after having served as the Company’s Executive Chairman since September 2018. He also served as the Company’s Chief Executive Officer and a member of the Board from September 2010 to September 2018. From 2004 until 2010, he served as President of XenoPort, Inc., or XenoPort, a biotechnology company focused on the discovery and development of transported prodrugs. From 1996 to 2004, he held various positions with Tularik Inc., or Tularik, a biotechnology company that was acquired by Amgen, Inc., or Amgen, a public biotechnology company, in 2004, most recently serving as Executive Vice President, Administration, Chief Financial Officer, General Counsel and Secretary. Mr. Rieflin has served as a director of RAPT Therapeutics, Inc., or RAPT, a public biotechnology company, since 2015 and as chair of the board since 2019, at Lyell Immunopharma, Inc., a public biotechnology company, since 2020, at Kallyope Inc., a private biotechnology company, since 2016 and at Lycia Therapeutics, Inc., a private biotechnology company, as chair of the board since 2020. Mr. Rieflin also served as a director of Flexus Biosciences until its acquisition in 2015, a director of XenoPort until its acquisition in 2016 and as a director of Anacor Pharmaceuticals until its acquisition in 2016. Mr. Rieflin received a B.S. from Cornell University, an M.B.A. from the University of Chicago Graduate School of Business and a J.D. from Stanford Law School. We believe that Mr. Rieflin’s extensive experience with NGM, as a consequence of his tenure as Chief Executive Officer and Chairman, brings necessary historic knowledge and continuity to our Board. In addition, we believe that his prior professional experiences provide him with operational and industry expertise that are important to our Board.
Class II Director
Roger M. Perlmutter, M.D., Ph.D. has served as a member of the Board since June 2021. Dr. Perlmutter is a highly accomplished industry as well as academic leader with over 35 years of experience. He currently serves as the President, Chief Executive Officer and Chairman of Eikon Therapeutics, Inc., a private biotechnology company. From 2013 through 2020, he served as Executive Vice President, Merck & Co., or Merck, and President, Merck Research Laboratories, or MRL, where he supervised the discovery and development of numerous lifesaving medicines, and then he served as non-Executive Chairman of MRL from January through May 2021. He currently serves on the board of directors of insitro, Inc., a private machine learning-driven drug discovery and development company, on the Scientific Advisory Board of the CBC Group, a healthcare-dedicated investment platform, and as a Science Partner at The Column Group, or TCG, a venture capital partnership. Before joining Merck, Dr. Perlmutter spent 12 years as Executive Vice President and head of R&D at Amgen from January 2001 to February 2012. Prior to assuming leadership roles in industry, Dr. Perlmutter was a professor in the Departments of Immunology, Biochemistry and Medicine at the University of Washington, Seattle, and served as Chairman of its Department of Immunology, where he was at the same time an investigator of the Howard Hughes Medical Institute. Prior to his role at the University of Washington, he was a lecturer in the Division of Biology at the California Institute of Technology, Pasadena. Dr. Perlmutter is a Fellow of the American Academy of Arts and Sciences and the American Association for the Advancement of Science, and both a Distinguished Fellow and past president of the American Association of Immunologists. Dr. Perlmutter graduated from Reed College in 1973 and received his M.D. and Ph.D. degrees from Washington University in St. Louis in 1979. We believe Dr. Perlmutter’s extensive industry, academic and executive experience make him qualified to serve on our Board.
Class III Directors
David V. Goeddel, Ph.D. became Lead Independent Director of the Board in September 2018, after having served as Chairman since January 2008, and served as the Company’s Chief Executive Officer from 2008 to 2010. Dr. Goeddel has been a Managing Partner of TCG since 2007. Dr. Goeddel co-founded Tularik in November 1991, was Vice President of Research until 1996 and Chief Executive Officer from 1996 through 2004. He served as Amgen’s first Senior Scientific Vice President until May 2006. Prior to Tularik, he was the first scientist hired by Genentech, and from 1978 to 1993 served in various positions, including Fellow, Staff Scientist and Director of Molecular Biology. Dr. Goeddel served as a director at the following public biotechnology companies: RAPT, April

2015 to June 2020, Surrozen Inc., or Surrozen, from February 2017 to June 2021 and Board Chairman of Tenaya Therapeutics, Inc. from October 2016 to the present. He also currently serves as Board Chairman of two private biotechnology companies. He is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. Dr. Goeddel received a B.S. in Chemistry from the University of California, San Diego and a Ph.D. from the University of Colorado. We believe that Dr. Goeddel’s scientific background, experience in the venture capital industry, experience serving as a director of other publicly-traded and privately-held life science companies and experience in founding and serving as President and Chief Executive Officer of a publicly-traded biopharmaceutical company give him the qualifications, skills and financial expertise to serve on our Board.
Suzanne Sawochka Hooper has served as a member of the Board since August 2018. From March 2012 to March 2019, Ms. Hooper served as the Executive Vice President and General Counsel of Jazz Pharmaceuticals plc., or Jazz, a public biopharmaceutical company. From 1999 until February 2012, she was a partner in the law firm Cooley LLP. Ms. Hooper served as a member of the board of directors of Eidos Therapeutics, a subsidiary of BridgeBio Pharma, Inc., or BridgeBio, from August 2020 until it was acquired by BridgeBio in January 2021. Ms. Hooper received a J.D. from the University of California, Berkeley School of Law and a B.A. in Political Science from the University of California, Santa Barbara. We believe that Ms. Hooper’s legal and operational background and executive experience make her qualified to serve on our Board. In addition, Ms. Hooper’s experience as the Executive Vice President of a publicly-traded pharmaceutical company provided her with operational expertise that is important to our Board.
David J. Woodhouse, Ph.D. became the Company’s Chief Executive Officer and a member of the Board in September 2018 and was the Company’s Acting Chief Financial Officer between September 2018 and July 2020, after having served as the Company’s Chief Financial Officer from March 2015 until September 2018. From 2002 to 2015, he was an investment banker at Goldman Sachs & Co. LLC, most recently as a managing director in the healthcare investment banking group and co-head of biotechnology investment banking. Earlier in his career, Dr. Woodhouse worked at Dynavax Technologies, a public biopharmaceutical company, and also as a research assistant at Amgen. He currently serves as chairman of the board of directors of Surrozen. Dr. Woodhouse received a B.A. in pharmacology from the University of California, Santa Barbara, an M.B.A. from the Tuck School of Business at Dartmouth and a Ph.D. in molecular pharmacology from Stanford University School of Medicine. We believe that Dr. Woodhouse’s experience with NGM, as well as his financial and executive experience, make him qualified to serve on our Board. In addition, Dr. Woodhouse’s experience in healthcare investment banking prior to joining us provided him with industry expertise that is important to our Board.
Executive Officers
Please see “Class III Directors” above for Dr. Woodhouse’s biography.
Hsiao D. Lieu, M.D. has served as the Company’s Executive Vice President, Chief Medical Officer since March 2023 and as the Company’s Senior Vice President, Chief Medical Officer from March 2019 to January 2023. Prior to that, Dr. Lieu worked at Genentech from November 2017 to March 2019 as Vice President of Early Clinical Development for non-oncology molecules. He also worked at Eli Lilly and Company, or Eli Lilly, a public pharmaceutical company, from July 2012 through November 2017, where he held various leadership roles, including most recently as Global Brand Development Leader, Autoimmune, Taltz®. Prior to joining Eli Lilly, Dr. Lieu was a co-founder and Chief Executive Officer of RetinoRx, LLC and Chief Medical Officer and Executive Vice President at Nile Therapeutics, Inc. and held clinical development leadership roles with Portola Pharmaceuticals, Inc., a public biopharmaceutical company, and CV Therapeutics, Inc., a public biopharmaceutical company that was acquired by Gilead Sciences, Inc. Dr. Lieu was an attending cardiologist at San Francisco General Hospital from 2002 to 2013 and an adjunct Associate Clinical Medical Professor at the University of California, San Francisco. Dr. Lieu received an M.D. from Albert Einstein College of Medicine and a B.A. from New York University.
Valerie Pierce has served as the Company’s Senior Vice President, General Counsel, Chief Compliance Officer and Secretary since October 2019. Prior to joining NGM, Ms. Pierce served as Senior Vice President, Associate General Counsel from August 2017 through September 2019 and Vice President, Associate General Counsel from September 2012 through August 2017 at Jazz, where she was responsible for corporate governance and securities matters, transactional support, legal operations and a wide variety of other matters. Before Jazz, Ms. Pierce worked in various in-house positions in biotechnology companies, including Vice President and Senior Transactional Counsel at Amyris, Inc., Senior Vice President and General Counsel at Sunesis Pharmaceuticals, Inc., and General Counsel at the Institute for OneWorld Health, and in earlier roles at Tularik and ALZA Corporation. Ms. Pierce received a B.A. in Latin American Studies from Yale University and a J.D. from Yale Law School.
Jean-Frédéric Viret, Ph.D. has served as the Company’s Chief Financial Officer since November 2023. He previously served as Chief Financial Officer of Shasqi, Inc. in 2023 and of Blade Therapeutics, Inc. from 2021 to

2022, two private biotechnology companies focused on oncology and fibrotic disease, respectively. From 2014 to 2021, he served as Chief Financial Officer of Coherus BioSciences, Inc., a commercial-stage, public biopharmaceutical company focused on the research, development and commercialization of biosimilars and biologics to treat cancer. Earlier in his career, Dr. Viret was Chief Financial Officer at diaDexus, Inc., XDx, Inc. (now CareDx, Inc.) and Anesiva, Inc., and worked in a variety of finance roles at Tularik and PricewaterhouseCoopers (now PWC). Dr. Viret served as Chief Financial Officer of diaDEXUS, Inc., or diaDEXUS, from February 2014 to September 2014. diaDEXUS filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Code on June 13, 2016. Dr. Viret received a B.S. in engineering from the Institut National Polytechnique de Lorraine, an M.B.A. from Cornell University and a Ph.D. in plant molecular biology from Université Louis Pasteur (Strasbourg I). He was a visiting fellow at Harvard University and a postdoctoral fellow at the Massachusetts Institute of Technology.
Corporate Governance Overview
We are committed to exercising good corporate governance practices. In furtherance of this commitment, we regularly monitor developments in the area of corporate governance and review our processes, policies and procedures in light of such developments. Key information regarding our corporate governance initiatives can be found on our corporate website at https://www.ngmbio.com/ in the Investors & Media section under “Corporate Governance," including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, or Code of Conduct, and the charters for our Audit, Compensation and Nominating and Corporate Governance Committees. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Annual Report. We believe that our corporate governance policies and practices, including the appointment of a Lead Independent Director, empower our independent directors to effectively oversee our management, including the performance of our Chief Executive Officer, and provide an effective and appropriately balanced board governance structure.
Code of Business Conduct and Ethics
Our written Code of Conduct applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct is available on our corporate website at https://www.ngmbio.com/ in the Investors & Media section under “Corporate Governance.” We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Annual Report.
Corporate Governance Guidelines
As part of our Board's commitment to enhancing stockholder value over the long term, our Board has adopted a set of Corporate Governance Guidelines to provide the framework for the governance of the Company and to assist our Board in the exercise of its responsibilities. Our Corporate Governance Guidelines cover, among other topics, Board composition and structure, Board membership criteria, director independence, Board and Board committee assessments, committees of the Board, Board access to management and outside advisors and director orientation and education. The Corporate Governance Guidelines, as well as the charters for each committee of the Board, are available on our corporate website at https://www.ngmbio.com/ in the Investors & Media section under “Corporate Governance.” Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Annual Report.
Hedging and Pledging Policy
We have adopted a policy, which applies to all of our directors and employees (including officers), that prohibits, among other things, short selling of our securities, trading derivative securities of the Company (other than employee stock options) and purchasing our securities on margin or holding our securities in a margin account. The policy also provides that directors and employees (including officers) are prohibited from engaging in any hedging or monetization transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds. Additionally, directors, officers and employees may not engage in any transaction in our securities without first obtaining preclearance of the transaction from our Chief Financial Officer, General Counsel or their respective designees.
Information Regarding our Audit Committee
Our Audit Committee consists of Mses. Guyer and Hooper and Dr. Ho, each of whom our Board has determined satisfies the independence requirements under the listing standards of The Nasdaq Stock Market LLC, or Nasdaq, and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Chair of our Audit Committee is Ms. Guyer, whom our Board has determined is an “audit committee financial expert” as defined by applicable SEC rules. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with the applicable Nasdaq listing standards. In arriving at these determinations, our Board has examined each Audit Committee member’s scope of experience and the nature of her employment.
Stockholder Director Nominations
No material changes have been made to the procedures by which stockholders may recommend nominees to our Board.
Stockholder Communications with the Board of Directors
Our Board believes that stockholders should have an opportunity to communicate with the Board, and efforts have been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that our responsiveness to stockholder communications to the Board has been excellent. Stockholders wishing to communicate with the Board or an individual director may send a written communication to the Board or such director c/o NGM Biopharmaceuticals, Inc., 333 Oyster Point Boulevard, South San Francisco, California 94080, Attn: Secretary. The Secretary will review each communication. The Secretary will forward such communication to the Board or to any individual director to whom the communication is addressed unless the communication contains advertisements or solicitations or is unduly hostile, threatening or similarly inappropriate, in which case the Secretary shall discard the communication.
Item 11.    Executive Compensation.
We are currently a smaller reporting company and therefore are eligible to take advantage of smaller reporting company reporting requirements, including the reduced disclosure obligations regarding executive compensation. We have elected to take advantage of the reduced compensation disclosure obligations available to smaller reporting companies.
Under these rules, we are required to provide compensation disclosure for (i) our principal executive officer, (ii) the two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2023 and (iii) up to two additional individuals who would have been in (ii) above but for the fact that they were not serving as executive officers as of December 31, 2023. For 2023, our named executive officers are:
•David J. Woodhouse, Ph.D., our Chief Executive Officer;
•Hsiao D. Lieu, M.D., our Executive Vice President and Chief Medical Officer;
•Valerie Pierce, our Senior Vice President, General Counsel, Chief Compliance Officer and Secretary;
•Siobhan Nolan Mangini, our former President and Chief Financial Officer(1); and
•Jin-Long Chen, Ph.D., our former Chief Scientific Officer(2).
________________________
(1)Ms. Nolan Mangini resigned as Chief Financial Officer of the Company, effective as of November 3, 2023, and as President of the Company, effective as of December 1, 2023.
(2)Dr. Chen resigned as Chief Scientific Officer of the Company, and as a member of the Board, in each case effective as of April 4, 2023.

Summary Compensation Table
The following table shows, for the years ended December 31, 2023 and 2022, the compensation awarded to or paid to, or earned by, our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compen-sation ($)(4)	All Other Compen-sation ($)(5)	Total ($)
David J. Woodhouse, Ph.D.	2023	640,000	—	554,592	3,574,524	280,000	3,500	5,052,616
Chief Executive Officer	2022	610,000	—	—	5,072,750	250,000	750	5,933,500
Hsiao D. Lieu, M.D.(6)	2023	500,000	—	231,080	668,313	160,000	3,500	1,562,893
Executive Vice President and Chief Medical Officer	2022	475,000	7,500	—	2,106,660	142,500	750	2,732,410
Valerie Pierce	2023	460,000	2,800	213,640	1,072,456	147,200	3,500	1,899,596
Senior Vice President, General Counsel, Chief Compliance Officer and Secretary	2022	440,000	8,000	—	1,521,825	132,000	750	2,102,575
Siobhan Nolan Mangini	2023	480,225	—	331,360	1,353,008	—	—	2,164,593
Former President and Chief Financial Officer	2022	480,000	—	—	2,903,030	150,000	750	3,533,780
Jin-Long Chen, Ph.D.	2023	192,402	—	279,040	1,160,056	—	—	1,631,498
Former Chief Scientific Officer	2022	550,000	—	—	1,775,463	180,000	750	2,506,213
_______________________________
(1)Amounts represent discretionary portion of annual performance-based bonuses awarded for the year indicated. For a description of the Company’s annual performance-based bonus program for 2023, see “2023 Annual Performance-Based Cash Bonus” below.
(2)Amounts represent the aggregate grant date fair value of restricted stock units, or RSUs, and stock options granted to our named executive officers during 2023 and 2022, as applicable, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in “Note 7—Stockholders’ Equity” to our consolidated financial statements included in our Original Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.
(3)For 2023, certain amounts reflect the incremental fair value associated with the modification of certain stock options in the stock option repricing effected on November 6, 2023, or the Option Repricing, computed in accordance with ASC Topic 718, as follows: Dr. Woodhouse, $790,496; Dr. Lieu, $163,218; and Ms. Pierce, $133,941. For more information regarding the Option Repricing, see "Stock Option Repricing" below.
(4)Amounts represent annual performance-based bonuses awarded for the year indicated. For a description of the Company’s annual performance-based bonus program for 2023, see “2023 Annual Performance-Based Cash Bonus” below.
(5)Amounts represent defined contribution retirement matching contributions (made in the form of shares of our common stock) provided to the named executive officers on the same terms as provided to all of our regular full-time employees, all of whom are located in the United States. For more information regarding these benefits, see “401(k) Plan and Matching Plan” below.
(6)Dr. Lieu was promoted to Executive Vice President of the Company, in addition to his role as Chief Medical Officer of the Company, effective March 8, 2023.

Outstanding Equity Awards at December 31, 2023
The following table shows certain information regarding outstanding equity awards at December 31, 2023 for our named executive officers.

	Option Awards(2)(3)								Stock Awards(4)
Name(1)	Grant Date	Vesting Commence-ment Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)		Option Expiration Date	Number of Unvested Shares or Units	Market Value of Unvested Shares or Units
David J. Woodhouse, Ph.D.	4/22/2015	3/2/2015	255,000	(5)	—	7.54	(8)	4/21/2025
	1/20/2017	1/1/2017	87,013		—	7.70	(8)	1/19/2027
	1/31/2018	1/1/2018	57,833		—	8.14	(8)	1/30/2028
	7/25/2018	7/13/2018	500,000		—	11.00	(8)	7/24/2028
	2/7/2019	1/1/2019	200,000		—	12.06	(8)	2/6/2029
	2/4/2020	1/1/2020	400,000		—	16.47	(8)	2/3/2030
	3/17/2021	1/1/2021	328,125	(6)	121,875	31.93	(8)	3/16/2031
	3/3/2022	1/1/2022	239,583	(6)	260,417	15.20	(8)	3/2/2032
	3/2/2023	1/1/2023	87,450		294,150	4.36		3/1/2033
	3/2/2023	3/2/2023	—		500,000	4.36		3/1/2033
	3/2/2023	1/15/2023	—		—				127,200	109,265
Hsiao D. Lieu, M.D.	3/19/2019	3/19/2019	190,000	(5)	—	12.06	(8)	3/18/2029
	2/4/2020	1/1/2020	25,000		—	16.47	(8)	2/3/2030
	3/17/2021	1/1/2021	72,916	(6)	27,084	31.93	(8)	3/16/2031
	3/3/2022	1/1/2022	71,875	(6)	78,125	15.20	(8)	3/2/2032
	11/4/2022	11/4/2022	75,000	(6)(7)	75,000	5.36	(8)	11/3/2032
	3/2/2023	1/1/2023	36,437		122,563	4.36		3/1/2033
	3/2/2023	1/15/2023	—		—				53,000	45,527
Valerie Pierce	10/1/2019	9/30/2019	200,000	(5)	—	13.42	(8)	9/30/2029
	3/17/2021	1/1/2021	72,916	(6)	27,084	31.93	(8)	3/16/2031
	3/3/2022	1/1/2022	71,875	(6)	78,125	15.20	(8)	3/2/2032
	3/2/2023	1/1/2023	33,687		113,313	4.36		3/1/2033
	3/2/2023	3/2/2023	—		150,000	4.36		3/1/2033
	3/2/2023	1/15/2023	—		—				49,000	42,091
Siobhan Nolan Mangini (9)	8/3/2020	7/13/2020	250,000		—	18.88		3/1/2024
	3/17/2021	1/1/2021	36,458		—	31.93		3/1/2024
	3/3/2022	1/1/2022	95,833		—	15.20		3/1/2024
	7/1/2022	7/1/2022	35,416		—	12.78		3/1/2024
	3/2/2023	1/1/2023	52,250		—	4.36		3/1/2024
_______________________________
(1)All of Dr. Chen’s outstanding option awards expired on July 4, 2023, following his resignation from the Company and expiration of the post-termination exercise period. All of Dr. Chen’s outstanding restricted stock units expired on April 4, 2023, in connection with his resignation from the Company. Accordingly, at December 31, 2023, Dr. Chen had no outstanding option or stock awards.
(2)Except as otherwise noted, option may be exercised at any time following the date of grant (including early exercise of unvested options), with any acquired shares that remain unvested as of the officer’s termination date subject to the Company’s right of repurchase.
(3)Except as otherwise noted, option vests in substantially equal monthly installments over 48 months of continuous service following the vesting commencement date set forth above.

(4)RSUs vest over four years of continuous service following the vesting commencement date set forth above, with 25% of the grant vesting each anniversary. The market value of the stock awards is based on the closing price of our common stock of $0.86 per share on December 29, 2023.
(5)Option vests over four years of continuous service following the vesting commencement date set forth above, with 25% of the option vesting after completion of 12 months of continuous service and the remainder vesting in substantially equal monthly installments following the completion of each month of continuous service thereafter.
(6)Option may be exercised when vested following the date of grant.
(7)50% of the shares subject to this option vest on each of November 4, 2023 and November 4, 2024.
(8)Option included in the Option Repricing effected on November 6, 2023. Exercise price of this option reflects the original exercise price per share due to an applicable retention period.
(9)Shares underlying unexercised options exercisable reflects amounts as of December 31, 2023. All of Ms. Nolan Mangini's outstanding option awards expired on March 1, 2024 following her resignation from the Company and expiration of the post-termination exercise period. All of Ms. Nolan Mangini's restricted stock units expired in connection with her resignation as President on December 1, 2023. As a result, as of December 31, 2023, Ms. Nolan Mangini held no outstanding stock awards.
2023 Base Salaries
Our named executive officers each receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed source of cash compensation to recognize each named executive officer’s day-to-day responsibilities, while providing an appropriate and competitive base level of current cash income. Adjustments to base salaries are generally based on the scope of the executive officer’s responsibilities, position criticality, experience and tenure, as well as current market data regarding similar positions and other factors. Base salary increases are not formulaic or guaranteed.
In February 2023, the base salaries for Dr. Woodhouse, Dr. Lieu and Ms. Pierce were increased to $640,000, $500,000 and $460,000, respectively, reflecting a merit increase of 4.9%, 5.3% and 4.5%, respectively, over their 2022 annual base salaries. Ms. Nolan Mangini received a base salary of $525,000, which was reduced by 25% on September 15, 2023 to $393,750, through her resignation date. Dr. Chen received a base salary of $575,000 through his resignation date.
2023 Annual Performance-Based Cash Bonus
We maintain an annual performance-based cash bonus program under which all employees, including executive officers, who are employed by us as of September 30 of the performance year are eligible to participate. The potential for annual cash bonuses is intended to provide financial incentives to employees to drive individual and Company performance. Whether a bonus is paid to any executive officer in any given year is dependent primarily on an assessment of the Company’s achievements against corporate goals and individual contributions to the outcomes.
The annual cash bonus targets for our executive officers are set by the Compensation Committee (or, with respect to our Chief Executive Officer, by our Board) as a percentage of each executive officer’s base salary. They are reviewed annually by the Compensation Committee (and the Board, as applicable), taking into consideration, as applicable, market data, internal equity and the executive officer’s position criticality and experience in role, and adjusted if deemed appropriate by the Compensation Committee (or the Board, as applicable).
The following table shows each named executive officer’s 2023 target bonus award:

Name	2023 Target Bonus Award (% of base salary)
David J. Woodhouse, Ph.D.	55.0%
Hsiao D. Lieu, M.D.	40.0%
Valerie Pierce	40.0%
Siobhan Nolan Mangini(1)	45.0%
Jin-Long Chen, Ph.D.(1)	45.0%
_______________________________
(1)Due to their resignations in 2023, neither Ms. Nolan Mangini nor Dr. Chen received a bonus for 2023.
Bonuses for all employees, including our executive officers, are allocated from a bonus pool that is determined by the Compensation Committee each year. The total aggregate bonus payout for all employees, including executive officers, is capped at the amount of the approved bonus pool.

The bonus pool for any given year is determined primarily based on the Compensation Committee’s determination of the Company’s percentage achievement of annual corporate goals approved by our Board and the Compensation Committee, or the bonus pool performance percentage. In March 2023, our Board approved our 2023 corporate goals, or the 2023 goals, and the Compensation Committee adopted the 2023 goals for purposes of considering the bonus pool release for 2023 performance. In January 2024, the Compensation Committee reviewed and the Board approved the achievement of our 2023 goals at 80%.
The Compensation Committee approved the cash bonus amount for each named executive officer based on each named executive officer’s bonus target and the 80% bonus pool performance percentage, as well as the Compensation Committee’s subjective consideration of individual performance, target total cash compensation relative to market data and other factors. The actual annual cash bonuses earned by each named executive officer based on 2023 bonus pool performance percentage are set forth above in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.” In addition, the Compensation Committee determined that it was appropriate for the 2023 bonus award for Ms. Pierce to exceed the 80% bonus pool performance percentage, reflecting the Compensation Committee’s subjective consideration of Ms. Pierce’s significant individual contributions to the Company. The portion of Ms. Pierce’s 2023 bonus award exceeding the 80% bonus pool performance percentage reflects a discretionary payment and is reported in the “Bonus” column in the Summary Compensation Table.
Equity Compensation
We believe that our ability to grant equity awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our executive officers with the financial interests of our stockholders and is therefore a key aspect of our pay-for-performance program. In addition, we believe that our ability to grant equity awards helps us to attract, retain and motivate executive officers, and fosters an ownership culture, designed to encourage them to devote their best efforts to our business and financial success.
Prior to 2023, all equity awards were granted in the form of stock options. Regardless of the reported value in the Summary Compensation Table, our named executive officers will only receive value from their stock option awards if the market price of our common stock increases above the market price of our common stock at the time of grant and remains above such price as the stock options continue to vest. Stock options also do not have downside protection, and the awards will not provide value to the holder when the stock price is below the exercise price. Vesting of options is generally tied to continuous service with us, serving as an additional retention measure.
In 2023, our Compensation Committee introduced RSU awards as part of our 2023 annual grant program. The Compensation Committee made the decision to introduce RSU awards to reflect macro-economic factors in our sector and for additional employee retention as the Company addressed clinical trial results and implemented a shift in strategic focus to oncology, which has inherently long development cycles. In addition, this action was considered to manage overall dilution for our stockholders and to reflect the talent pressure across the life sciences sector, in particular in the San Francisco Bay Area.
Each of our continuing named executive officers holds stock options under our Amended and Restated 2018 Equity Incentive Plan, or the Restated 2018 Plan, and our 2008 Equity Incentive Plan, or the 2008 Plan, as applicable. Such options were granted subject to the general terms of the applicable plan and the applicable forms of stock option agreement thereunder. All options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the grant date, and generally vest, for initial new hire grants, as to 25% of the shares subject to the option on the first anniversary of the applicable new hire start date with the remainder vesting on a monthly basis over 36 months thereafter and, for annual grants, on a monthly basis over 48 months, in each case subject to continued service with us through each vesting date. All options have a maximum term of up to ten years from the date of grant, subject to earlier expiration following the cessation of an executive officer’s continuous service with us. Option vesting is subject to acceleration as described below under “Employment, Severance and Change-in-Control Arrangements.” Options generally remain exercisable for three months following an executive officer’s cessation of continuous service, except in the event of a termination for cause or due to disability or death.
Each of our continuing named executive officers hold RSUs under our Restated 2018 Plan, granted subject to the general terms of the Restated 2018 Plan and the form of RSU award agreement thereunder. All RSUs vest equally over four years, 25% on each anniversary of the vesting commencement date, in each case subject to continued service with us through each vesting date.
The stock options and RSUs granted to our named executive officers in 2023 are reflected in the “Outstanding Equity Awards at December 31, 2023” table above.

Stock Option Repricing
During the past several years, the price of our common stock has decreased significantly. As of October 17, 2023, nearly all of the stock options held by our employees (including our continuing named executive officers) were “underwater,” with exercise prices well above the current market price of our common stock. A significant portion of these options had been “underwater” for more than 12 months. As a result, the Compensation Committee believed these stock options had little or no perceived value to our employees and therefore were no longer effective as incentives to motivate and retain employees. In response, on October 17, 2023, the Compensation Committee approved an option repricing, which was effective on November 6, 2023, the second business day following the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, or the Effective Date.
The Compensation Committee approved the repricing after multiple meetings, careful consideration of various alternatives and a review of other applicable factors and with the advice of the Company’s independent compensation consultant, Aon. The Compensation Committee believed that the repricing was critical to our future success to revitalize the incentive value of our outstanding stock options to retain and motivate our employees. When considering alternatives to a repricing, the Compensation Committee considered, among other alternatives, cash-based retention vehicles and/or supplemental equity compensation. The Compensation Committee determined the repricing program was preferable for a variety of reasons, including because it avoided significant additional cash expenditures (to devote more of our cash resources towards advancing our research and clinical trial objectives) and it avoided the increased stock dilution that would result from a significant number of new supplemental equity grants. The Compensation Committee designed the program with the following terms that it felt were important from a retention and governance perspective:
•Only options with an exercise price per share greater than $5.00 were eligible for the repricing. This $5.00 threshold represented nearly a 5x multiple on the then-current market price of our common stock. Other stock options that were underwater were not eligible to be repriced.
•Only options held by individuals who were employed with us on November 6, 2023, were eligible for the repricing; consultants and non-employee members of our Board were not eligible for the repricing.
•Employees holding repriced options must remain in service with us for a “retention period” in order to exercise the option for the reduced exercise price. The retention period is 12 months for all eligible options, except that for eligible options held by Dr. Woodhouse that were unvested as of the Effective Date, the retention period is 18 months. The retention period ends earlier upon (i) a change in control if the option is not assumed, continued or substituted for in such transaction; or (ii) the employee’s qualifying termination (generally defined as a termination of service due to death or disability, by the Company other than for cause or due to such individual’s resignation on or following a change in control under certain circumstances constituting good reason (generally as described in the named executive officers’ employment agreement or offer letter)).
As of the Effective Date, all options eligible for the repricing were immediately repriced such that the exercise price per share for such options was reduced to $0.84 per share (the closing price of our common stock on the Effective Date), provided that a premium exercise price equal to the original exercise price per share of the applicable option before the repricing would apply to any exercise that occurs prior to satisfying the retention period.
Each of our named executive officers held options eligible for the repricing, except Dr. Chen and Ms. Nolan Mangini.
A summary of the repriced options held by our continuing named executive officers is shown in the table below:

Name	Total Number of Shares Underlying Repriced Options	Original Exercise Price Range of Repriced Options
David J. Woodhouse, Ph.D.	2,449,846	$7.54 to $31.93
Hsiao D. Lieu, M.D.	615,000	$5.36 to $31.93
Valerie Pierce	450,000	$13.42 to $31.93
There were no changes to the number of shares underlying the repriced options or to the vesting schedules or expiration dates of the options. Any repriced options that previously qualified as “incentive stock options” immediately became “nonstatutory stock options” as a result of the repricing. The repriced options otherwise remain subject to the terms and conditions set forth in the 2008 Plan or the Restated 2018 Plan, as applicable, and the relevant stock option agreement.

We treated the repricing as a modification of the original stock options and calculated additional compensation costs under ASC Topic 718 for the difference between the fair value of the modified award and the fair value of the original award on the Effective Date. The repricing resulted in incremental stock-based compensation cost under ASC Topic 718, including as reported in the Summary Compensation Table for our continuing named executive officers.
Employment, Severance and Change-in-Control Arrangements
We have entered into employment agreements or offer letters with each of our continuing named executive officers. We designed these agreements to be part of a competitive compensation package and to keep our named executive officers focused on our business goals and objectives. These agreements or offer letters provide for base salaries and incentive compensation, and each component reflects the scope of each named executive officer’s anticipated responsibilities and the individual experience he or she brings to the Company. Each named executive officer is also eligible to participate in our employee benefit plans on the same terms as other regular, full-time employees. Each of our named executive officers is an at-will employee. In addition, Dr. Woodhouse’s employment agreement and Dr. Lieu’s and Ms. Pierce’s respective offer letters provide for double-trigger change-in-control benefits, which are described below.
Neither Ms. Nolan Mangini nor Dr. Chen received any severance benefits in connection with their resignations in 2023.
David J. Woodhouse, Ph.D.
We entered into an employment agreement with Dr. Woodhouse on July 25, 2018. Pursuant to Dr. Woodhouse’s employment agreement, in the event of a termination without cause (and other than as a result of death or disability) or resignation for good reason, in either case on or within 18 months after the effective date of a change in control of the Company, and contingent on execution of an effective release of claims against us and satisfaction of certain other conditions, Dr. Woodhouse will be entitled to (i) continued payment of his base salary for 12 months; (ii) payment or reimbursement of COBRA premiums for him and his eligible dependents for up to 12 months; and (iii) full vesting of any unvested equity awards held by Dr. Woodhouse.
Hsiao D. Lieu, M.D.
We entered into an employment offer letter with Dr. Lieu on January 16, 2019. On February 27, 2023, the Compensation Committee approved certain changes to Dr. Lieu’s employment offer letter to provide that in the event of a termination without cause (and other than as a result of death or disability) or resignation for good reason, in either case on or within 18 months after the effective date of a change in control of the Company, and contingent on execution of an effective release of claims against us and satisfaction of certain other conditions, Dr. Lieu will be entitled to (i) continued payment of his base salary for six months; (ii) payment or reimbursement of COBRA premiums for him and his eligible dependents for up to six months; and (iii) full vesting of any unvested equity awards held by Dr. Lieu. These severance benefits are further documented in a severance benefit addendum by and between Dr. Lieu and the Company, effective as of December 4, 2023.
Valerie Pierce
We entered into an employment offer letter with Ms. Pierce on August 6, 2019. In May 2020, the Compensation Committee approved certain changes to Ms. Pierce’s employment offer letter to provide that in the event of a termination without cause (and other than as a result of death or disability) or resignation for good reason, in either case on or within 18 months after the effective date of a change in control of the Company, and contingent on execution of an effective release of claims against us and satisfaction of certain other conditions, Ms. Pierce will be entitled to (i) continued payment of her base salary for six months; (ii) payment or reimbursement of COBRA premiums for her and her eligible dependents for up to six months; and (iii) full vesting of any unvested equity awards held by Ms. Pierce. These severance benefits are further documented in a severance benefit addendum by and between Ms. Pierce and the Company, effective as of December 4, 2023.
Other Benefits and Perquisites
Our named executive officers are eligible to participate in all of our benefit plans, including our 401(k) plan and our NGM Biopharmaceuticals Matching Plan, or the 401(k) Matching Plan (as described below), medical, dental, vision, short-term disability, long-term disability and group life insurance, in each case generally on the same basis as other employees.

We do not currently have qualified or nonqualified defined benefit plans or deferred compensation plans, nor do we offer pension or other retirement benefits other than our 401(k) plan. We generally do not offer perquisites or personal benefits to our named executive officers.
401(k) Plan and Matching Plan
We maintain a defined contribution employee retirement plan for our employees, including our named executive officers. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code, or the Code, so that contributions to our 401(k) plan and income earned on such contributions are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit of $22,500 for 2023. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2023 was up to an additional $7,500 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. Our 401(k) plan also permits us to make discretionary and matching contributions, subject to established limits and a vesting schedule.
Our 401(k) Matching Plan, effective January 1, 2011, is intended to be a tax-qualified defined contribution plan under Subsections 401(a) and 401(m) of the Code. All employees are eligible to participate and may enter the 401(k) Matching Plan as of the date they become eligible to participate in the 401(k) plan. Each participant who makes pre-tax contributions to the 401(k) plan is eligible to have a matching contribution in our common stock made by us to his or her 401(k) Matching Plan account, which in 2023 was equal to 50% of the participant’s plan contribution up to a maximum employer contribution of $3,500 worth of our common stock per year. In 2022, we merged the 401(k) Matching Plan into our 401(k) plan for ease of administration. In the future, we may make additional discretionary contributions for all participants to the 401(k) plan. Each participant’s contributions, and the corresponding investment earnings, are generally not taxable to the participants until withdrawn. Participant contributions are held in trust as required by law. Individual participants may direct the trustee to invest their accounts in authorized investment alternatives.
Non-Employee Director Compensation
The following table shows for the year ended December 31, 2023 certain information with respect to the compensation of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
David V. Goeddel, Ph.D.	70,000	200,001	270,001
Shelly D. Guyer (3)	75,000	200,001	275,001
Carole Ho, M.D. (3)	56,000	200,001	256,001
Suzanne Sawochka Hooper (3)	65,000	200,001	265,001
Roger M. Perlmutter, M.D., Ph.D.	50,000	200,001	250,001
William J. Rieflin	75,000	200,001	275,001
_________________________________
(1)Amounts represent the aggregate grant date fair value of annual stock option awards of 78,407 options granted to each of our non-employee directors during 2023, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in “Note 7 — Stockholders’ Equity” to our consolidated financial statements included in the Original Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.
(2)The aggregate number of shares outstanding under all options held by our non-employee directors as of December 31, 2023 are set forth in the table below. As of December 31, 2023, none of our non-employee directors held unvested stock awards other than options.

Name	Number of Shares Underlying Option Awards
David V. Goeddel, Ph.D.	163,054
Shelly D. Guyer	188,251
Carole Ho, M.D.	161,763
Suzanne Sawochka Hooper	226,054
Roger M. Perlmutter, M.D., Ph.D.	148,867
William J. Rieflin	588,407
(3)On December 30, 2023, the Board established a Special Committee related to the Offer and Merger, as defined below, composed of Mses. Guyer and Hooper and Dr. Ho and determined that Ms. Hooper, as chair of the Special Committee, would receive a one-time cash fee of $50,000 and Ms. Guyer and Dr. Ho, as members of the Special Committee, would each receive a one-time cash fee of $30,000.
While cash fees are earned by the individual directors, in some instances the directors request that such compensation be paid to the bank accounts of their respective funds.
The tables above do not include Dr. Woodhouse or Dr. Chen because neither Dr. Woodhouse nor Dr. Chen receive additional compensation for services provided as a director. Drs. Woodhouse and Chen are named executive officers and their compensation information is included under “Executive Compensation” in this Annual Report. Dr. Chen resigned as a member of the Board on April 4, 2023.
Non-Employee Director Compensation Policy
Our non-employee directors receive cash and equity compensation for service on our Board and committees of our Board. The Board approves changes to the compensation of our non-employee directors after carefully considering recommendations from the Compensation Committee. The Compensation Committee periodically reviews our non-employee director compensation practices and recommends changes that it determines appropriate. It is the practice of the Compensation Committee to seek input from Aon, its independent compensation consultant, on our non-employee director compensation program. Aon provides comprehensive assessments and recommendations based on an analysis of director compensation at the same peer companies we use for executive compensation decision-making, as well as related governance considerations.
Our non-employee director compensation policy was originally adopted in 2019. We have amended our non-employee director compensation policy, most recently in March 2023, after carefully considering market data analysis and recommendations from Aon, or the March Amendment. The terms of our non-employee director compensation policy, as in effect for 2023, are provided below.
Each non-employee director receives an annual cash retainer of $40,000 for serving on our Board.
The Lead Independent Director is entitled to an additional annual cash retainer of $25,000 in addition to the annual retainer received by other non-employee directors for serving as our Lead Independent Director. The Non-Executive Chairperson is entitled to an additional annual cash retainer of $35,000 in addition to the annual retainer received by other non-employee directors for serving as our Non-Executive Chairperson.
The Chairs and members of the three committees of our Board are entitled to the following additional annual cash retainers:

Board Committee	Chair Fee ($)	Member Fee ($)
Audit Committee	30,000	10,000
Compensation Committee	15,000	6,000
Nominating and Corporate Governance Committee	10,000	5,000
All annual cash compensation amounts are payable in equal quarterly installments in arrears within 30 days following each fiscal quarter in which the service occurred, prorated based on partial calendar quarters.
On December 30, 2023, the Board established a Special Committee related to the Offer and Merger, as defined below, composed of Mses. Guyer and Hooper and Dr. Ho and determined that Ms. Hooper, as chair of the Special Committee, would receive a one-time cash fee of $50,000 and Ms. Guyer and Dr. Ho, as members of the Special Committee, would each receive a one-time cash fee of $30,000.

Under our non-employee director compensation policy, newly appointed non-employee directors are entitled to receive a one-time initial award of options with a grant date fair value of approximately $500,000 (prior to the March Amendment) or $400,000 (following the March Amendment), which will vest one-third after the first year, with the remaining options vesting quarterly in years two and three following the grant date, such that the options will be fully vested on the third anniversary of the date of grant, subject to the director’s continued service on the Board. Thereafter, each non-employee director is entitled to receive an annual award of options on the date of each annual meeting of stockholders with a grant date fair value of approximately $200,000, which will vest quarterly over one year from the grant date, such that the options will be fully vested on the earlier of the first anniversary of the date of grant and the day prior to the next annual meeting of stockholders, subject to the director’s continued service on the Board. In addition, in the event of a change in control (as defined in the Restated 2018 Plan) of the Company, the options underlying such grants will vest and become exercisable immediately prior to the effectiveness of such change in control.
The exercise price per share of each stock option granted under the non-employee director compensation policy will be equal to 100% of the fair market value of the underlying common stock on the date of grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s continuous service with us or a corporate transaction, each as provided under the Restated 2018 Plan. Upon a termination of the non-employee director’s continuous service other than for death, disability or cause, the post-termination exercise period of a stock option will be 12 months from the date of termination.
Compensation Committee Interlocks and Insider Participation
In fiscal 2023, our Compensation Committee consisted of Dr. Ho and Ms. Hooper. None of our directors who serve as a member of our Compensation Committee is, or has at any time during the past year been, one of our officers or employees. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.
Clawback Policy
In November 2023, the Board adopted a written compensation recovery policy in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable Nasdaq listing rules, a copy of which was filed as an exhibit to the Original Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans at December 31, 2023
The following table shows certain information with respect to all of our equity compensation plans in effect as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options (a)(1)	Weighted- Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders
2008 Plan	855,683	$6.87	—
Restated 2018 Plan(2)(3)	12,133,884	12.07	9,188,654
2019 Employee Stock Purchase Plan	—	—	539,655
Equity compensation plans not approved by stockholders	—	—	—
Total	12,989,567	$11.73	9,728,309
___________________________________
(1)The table does not include information regarding the 401(k) Matching Plan. Under the 401(k) Matching Plan, all participating employees may contribute up to the annual Internal Revenue Service contribution limit. The 401(k) Matching Plan permits us to make matching contributions on behalf of plan participants, which matching contributions can be made in common stock.
(2)The number of shares remaining available for future issuance under the Restated 2018 Plan automatically increases on January 1st of each year, through and including January 1, 2029, in an amount equal to 4% of the total number of shares of our capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by the Board. On January 1, 2024, the number of shares available for issuance under the Restated 2018 Plan automatically increased by 3,316,277 shares.
(3)Excludes 622,000 shares subject to RSUs.
(4)Weighted average exercise price relates solely to outstanding stock option shares, as shares subject to RSUs have no exercise price, and does not give effect to the Option Repricing described above.
(5)The number of shares remaining available for future issuance under the Company's 2019 Employee Stock Purchase Plan, or ESPP, automatically increases on January 1st of each year, through and including January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the preceding fiscal year, (ii) 1,000,000 shares of common stock or (iii) a number of shares as determined by the Board prior to the beginning of each year. On January 1, 2024, the number of shares available for issuance under the ESPP automatically increased by 829,069 shares.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2024 (except as noted) by:
•each director;
•each of the named executive officers;
•all current executive officers and directors as a group; and
•all those known by us to be beneficial owners of more than five percent of our outstanding common stock.
Unless otherwise indicated in the footnotes, this table is based upon information supplied by officers and directors, as well as Schedules 13G or 13D filed with the SEC by beneficial owners of more than five percent of our common stock. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 83,462,408 shares outstanding on March 1, 2024, adjusted as required by rules promulgated by the SEC.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders
Entities affiliated with The Column Group(1)	21,684,413	26.0%
Merck Sharp & Dohme Corp.(2)	12,955,016	15.5%
Named Executive Officers and Directors
Jin-Long Chen, Ph.D.(3)	1,133,893	1.4%
David V. Goeddel, Ph.D.(4)	22,152,045	26.5%
Shelly D. Guyer(5)	168,649	*
Carole Ho, M.D.(6)	142,161	*
Suzanne Sawochka Hooper(7)	213,452	*
Hsiao D. Lieu, M.D.(8)	524,661	*
Siobhan Nolan Mangini	—	*
Roger M. Perlmutter, M.D., Ph.D.(9)	125,411	*
Valerie Pierce(10)	510,020	*
William J. Rieflin(11)	3,293,145	3.9%
David J. Woodhouse, Ph.D.(12)	2,637,618	3.1%
All executive officers and directors as a group (10 persons)(13)	29,767,200	33.7%
_______________________________
*Represents beneficial ownership of less than 1%.
(1)The indicated ownership is based solely on a Schedule 13D/A filed with the SEC by the reporting person on February 26, 2024. The Schedule 13D/A provides information as of February 24, 2024. Consists of (i) 11,103,333 shares held of record by The Column Group, LP, (ii) 100,000 shares held of record by The Column Group GP, LP, (iii) 2,265,758 shares held of record by The Column Group II, LP, (iv) 100,000 shares held of record by The Column Group Management, LP, (v) 1,298,908 shares held of record by Ponoi Capital, LP, (vi) 1,298,908 shares held of record by Ponoi Capital II, LP, (vii) 858,035 shares held of record by The Column Group III, LP, (viii) 968,990 shares held of record by The Column Group III-A, LP, (ix) 949,862 shares held of record by The Column Group Opportunity III, LP, (x) 2,650,177 shares held of record by The Column Group IV, LP and (xi) 90,442 shares held of record by The Column Group IV-A, LP. Mr. Peter Svennilson and Dr. Goeddel are managing partners of The Column Group GP, LP and The Column Group II GP, LP, which are the general partners of The Column Group, LP and The Column Group II, LP, respectively, and the Column Group Management, LP and may be deemed to share voting, investment and dispositive power with respect to such shares. Mr. Svennilson, Dr. Goeddel and Dr. Tim Kutzkey are managing members of Ponoi Management, LLC and Ponoi II Management, LLC, which are the general partners of Ponoi Capital, LP and Ponoi Capital II, LP, respectively, and may be deemed to share voting, investment and dispositive power with respect to such shares. Mr. Svennilson, Dr. Goeddel and Dr. Kutzkey are managing partners of The Column Group III GP, LP, which is the general partner of The Column Group III, LP and The Column Group III-A, LP, and may be deemed to share voting, investment and dispositive power with respect to such shares. The Column Group Opportunity III GP, LP is the general partner of The Column Group Opportunity III, LP and may be deemed to share voting, investment and dispositive power with respect to such shares. Mr. Svennilson, Dr. Goeddel and Dr. Kutzkey are managing members of TCG Opportunity III GP, LLC, which is the general partner of The Column Group Opportunity III GP, LP and the ultimate general partner of The Column Group Opportunity III, LP and may be deemed to have voting, investment and dispositive power with respect to such shares. Mr. Svennilson, Dr. Goeddel and Dr. Kutzkey are managing partners of The Column Group IV GP, LP, which is the general partner of The Column Group IV, LP and The Column Group IV-A, LP, and may be deemed to share voting, investment and dispositive power with respect to such shares. Excludes 383,180 shares held directly by Mr. Svennilson, Dr. Goeddel and Dr. Kutzkey. The principal address of The Column Group, LP is 1 Letterman Drive, Building D, Suite DM-900, San Francisco, California 94129.
(2)The indicated ownership is based solely on a Schedule 13G filed with the SEC by the reporting person on April 9, 2019. The Schedule 13G provides information as of April 8, 2019. The principal address of Merck Sharp & Dohme Corp. is One Merck Drive, Whitehouse Station, New Jersey 08889.
(3)Consists of (i) 908,893 shares held directly and (ii) 225,000 shares held in trust.
(4)Consists of (i) 134,180 shares held directly, (ii) 110,000 shares held in the Alena Z. Goeddel Irrevocable Trust, for which Dr. Goeddel serves as co-trustee, (iii) 80,000 shares held in the David V. Goeddel and Alena Z. Goeddel 2004 Trust, for which Dr. Goeddel serves as co-trustee, (iv) 143,452 shares issuable pursuant to options exercisable within 60 days of March 1, 2024, all of which have vested as of March 1, 2024 and (v) the shares described in footnote (1) above.
(5)Consists of 168,649 shares issuable pursuant to options exercisable within 60 days of March 1, 2024, all of which have vested as of March 1, 2024.
(6)Consists of 142,161 shares issuable pursuant to options exercisable within 60 days of March 1, 2024, all of which have vested as of March 1, 2024.
(7)Consists of (i) 7,000 shares held directly and (ii) 206,452 shares issuable pursuant to options exercisable within 60 days of March 1, 2024, all of which have vested as of March 1, 2024.

(8)Consists of (i) 19,349 shares held directly and (ii) 505,312 shares issuable pursuant to options exercisable within 60 days of March 1, 2024, of which 496,791 shares have vested as of March 1, 2024.
(9)Consists of 125,411 shares issuable pursuant to options exercisable within 60 days of March 1, 2024, of which 121,558 have vested as of March 1, 2024.
(10)Consists of (i) 23,458 shares held directly and (ii) 486,562 shares issuable pursuant to options exercisable within 60 days of March 1, 2024, of which 403,291 shares have vested as of March 1, 2024.
(11)Consists of (i) 2,769,168 shares held in trust for which Mr. Rieflin serves as trustee and shares voting and investment control, (ii) 5,172 shares held directly and (iii) 518,805 shares issuable pursuant to options exercisable within 60 days of March 1, 2024, of which 515,471 have vested as of March 1, 2024.
(12)Consists of (i) 23,993 shares held directly, (ii) 97,654 shares held in trust for which Dr. Woodhouse serves as trustee and shares voting and investment control, (iii) 2,515,971 shares issuable pursuant to options exercisable within 60 days of March 1, 2024, of which 2,238,229 shares have vested as of March 1, 2024.
(13)Consists of (i) 24,954,425 shares held of record or beneficially owned by our executive officers and directors as a group and (ii) 4,812,775 shares issuable pursuant to options exercisable by our executive officers and directors as a group within 60 days of March 1, 2024.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The following is a summary of transactions since January 1, 2022 to which we have been a participant in which the amount involved exceeded or will exceed $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements that are described in “Item 11. Executive Compensation.” We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.
Related Person Transactions Policy
In connection with our initial public offering, we adopted a written Related Person Transaction Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related person transactions,” which was subsequently amended in November 2022. For purposes of our Related Person Transaction Policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are, were or will be participants and in which any related person had, has or will have a direct or indirect interest and involving an amount that exceeds $120,000. A related person is any executive officer, director or holder of 5% or more of our capital stock, including any of their immediate family members, and any entity owned or controlled by such persons.
Under the Related Person Transactions Policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of us and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.
Certain Transactions With or Involving Related Persons
Merck Collaboration
In 2015, we entered into a research collaboration, product development and license agreement with Merck Sharp & Dohme Corp., or Merck, which together with amendments made prior to June 30, 2021, is referred to as the Original Collaboration Agreement, covering the discovery, development and commercialization of novel therapies across a range of therapeutic areas including a broad, multi-year drug discovery and early development program financially supported by Merck, but scientifically directed by us with input from Merck. The original research phase of the collaboration was for five years and was extended for an additional two years by Merck through March 2022. As part of that extension, Merck agreed to continue to fund up to $75.0 million of our research and development efforts each year consistent with the initial five-year research term and, in lieu of a $20.0 million extension fee payable to us, Merck agreed to make additional payments totaling up to $20.0 million in support of our research and development activities through the first quarter of 2022.
On June 30, 2021, we entered into an amended and restated research collaboration, product development and license agreement with Merck, or the Amended Collaboration Agreement, replacing the Original Collaboration Agreement and extending the research phase of the collaboration, but with a narrower scope than in the Original Collaboration Agreement. Under the Amended Collaboration Agreement, the collaboration was focused primarily on the identification, research and development of collaboration compounds directed to targets of interest to Merck in the fields of ophthalmology and cardiovascular or metabolic, or CVM, disease, including heart failure. The collaboration scope also included certain laboratory testing and other activities on compounds that are directed to one of up to two undisclosed targets outside of the fields of ophthalmology and CVM disease. Currently, there are no ongoing research activities funded under the Amended Collaboration Agreement and the research program term under the Amended Collaboration Agreement has ended. The ophthalmology compounds in the collaboration under the Amended Collaboration Agreement initially included NGM621 (and its related compounds) and compounds directed against two other undisclosed ophthalmology targets (and their related compounds). Merck had a one-time option to license NGM621 and its related compounds upon completion of the Phase 2 CATALINA trial. In December 2022, Merck notified us that it would not exercise its option to license NGM621 and its related compounds, nor would Merck exercise the related ophthalmology bundle option; accordingly, these options expired unexercised in January 2023 and the programs are now wholly-owned by us. Further, Merck did not elect for us to continue to conduct research and development on any compounds from our other ophthalmology programs that were subject to the collaboration, which are preclinical and directed to undisclosed targets.
For the year ended December 31, 2023, we recognized collaboration and license revenue of $4.4 million under our collaboration with Merck. See “Business—Licensing and Collaboration Arrangements—Merck Collaboration” in Part I, Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” in Part II, Item 7 and “Research Collaboration and License Agreements” in Note 5 to the consolidated financial statements in Part II, Item 8 in the Original Form 10-K for additional information on our collaboration with Merck.
Indemnification Agreements
We have entered into separate indemnification agreements with our directors and executive officers in addition to the indemnification provided for in our bylaws. These indemnification agreements provide, among other things, that we will indemnify our directors and executive officers for certain expenses, including damages, judgments, fines, penalties, settlements and costs and attorneys’ fees and disbursements, incurred by a director or executive officer in any claim, action or proceeding arising in his or her capacity as a director or executive officer of the Company or in connection with service at our request for another corporation or entity. The indemnification agreements also provide for procedures that will apply in the event that a director or executive officer makes a claim for indemnification.
Merger Agreement
On February 25, 2024, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Atlas Neon Parent, Inc., a Delaware corporation, or Parent, and Atlas Neon Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent, or the Merger Sub. Parent and Merger Sub are affiliates of The Column Group, LP, or TCG, which is the Company’s largest stockholder, holding approximately 26% of the Company’s outstanding shares of common stock. The Merger Agreement provides for, among other things, (i) the acquisition of the Company by Parent through a cash tender offer by Merger Sub for each issued and outstanding share of the Company’s common stock for $1.55 per share, or the Offer, and (ii) the merger of Merger Sub with and into the Company, herein referred to as the Merger, with the Company surviving the Merger. The $1.55 price per share corresponds to a total equity value of $135 million on a fully diluted basis.
Rollover Agreements
Concurrently with the execution of the Merger Agreement, Parent and Merger Sub entered into a rollover agreement, or the TCG Rollover Agreement, dated as of the date of the Merger Agreement, with The Column Group, LP, The Column Group GP, LP, The Column Group Management, LP, The Column Group II, LP, The Column Group III, LP, The Column Group III-A, LP, The Column Group IV, LP, The Column Group IV-A, LP, The Column

Group Opportunity III, LP, Ponoi Capital, LP and Ponoi Capital II, LP (collectively referred to as the TCG Rollover Stockholders). The TCG Rollover Stockholders, together with The Column Group II GP, LP, The Column Group III GP, LP, The Column Group IV GP, LP, TCG IV GP, LLC, The Column Opportunity III GP, LP, TCG Opportunity III GP, LLC, Ponoi Management, LLC, Ponoi II Management, LLC, Dr. Goeddel, Timothy Kutzkey and Peter Svennilson, in the aggregate hold approximately 26% of the outstanding shares of the Company's common stock.
In addition, Parent and Merger Sub are parties to a rollover agreement, dated as of the date of the Merger Agreement (as supplemented by the joinder thereto, the Stockholder Rollover Agreement, and together with the TCG Rollover Agreement, collectively referred to as the Rollover Agreements), with certain of the Company’s other stockholders, or the Rollover Stockholders, who in the aggregate hold approximately 22% of the outstanding shares of the Company’s common stock. Mr. Rieflin, the Chairman of the Board, and Dr. Goeddel, a member of the Board, entered into the Stockholder Rollover Agreement on the date of the Merger Agreement, and Dr. Woodhouse, our Chief Executive Officer and a member of the Board, entered into a joinder to the Stockholder Rollover Agreement on March 6, 2024, following the date of the Merger Agreement.
Pursuant to the applicable Rollover Agreement, each of the TCG Rollover Stockholders and the Rollover Stockholders have agreed, among other things, that they will not transfer or tender their shares of common stock subject to the applicable Rollover Agreement, or the Rollover Shares, and that instead (i) such Rollover Shares will be contributed to Parent immediately prior to the closing of the Merger, and (ii) in consideration for such contribution, Parent will issue common shares of Parent to each TCG Rollover Stockholder and Rollover Stockholder, as applicable, in accordance with the terms of the applicable Rollover Agreement. Each Rollover Agreement provides that it will terminate in the event the Merger Agreement is terminated in accordance with its terms.
Limited Guaranty
Concurrently with the execution of the Merger Agreement, and as a condition and inducement to the Company’s willingness to enter into the Merger Agreement, The Column Group, LP, The Column Group GP, LP, The Column Group Management, LP, The Column Group II, LP, The Column Group III, LP, The Column Group III-A, LP, The Column Group IV, LP, The Column Group IV-A, LP, The Column Group Opportunity III, LP, Ponoi Capital, LP and Ponoi Capital II, LP, affiliates of Parent (collectively, the Guarantors), have duly executed and delivered to the Company a limited guaranty, or the Limited Guaranty, dated as of the date of the Merger Agreement, in favor of the Company, in respect of certain of Parent and Merger Sub’s obligations arising under, or in connection with, the Merger Agreement. The obligations under the Limited Guaranty are subject to a cap of $10 million, subject to certain other terms and conditions.
Independence of the Board of Directors
As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Our Board has undertaken a review of its composition, the composition of its committees and the independence of each of our directors. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Drs. Ho and Perlmutter and Mses. Guyer and Hooper do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is otherwise “independent” as that term is defined under applicable Nasdaq listing standards.
Our Board determined that Dr. Woodhouse is not considered independent because he currently serves as our Chief Executive Officer, Mr. Rieflin is not considered independent because he served as our Executive Chairman through July 1, 2022 and Dr. Goeddel is not considered independent because of his relationship with TCG and the entry into the Merger Agreement and the Stockholder Rollover Agreement and the transactions contemplated thereby. Our Board has determined that each current member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meets the applicable Nasdaq and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company. In making these independence determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.    Principal Accounting Fees and Services.
The following table represents aggregate fees billed to NGM by Ernst & Young LLP, our independent registered public accounting firm, for the years ended December 31, 2022 and 2023:

	Year Ended December 31,
	2022	2023
Audit Fees(1)	$1,953,689	$1,591,435
Audit-Related Fees(2)	12,500	—
Tax Fees(3)	25,000	43,570
Total Fees	$1,991,189	$1,635,005
_______________________________
(1)Audit Fees consisted of fees for professional services billed for the audit of our annual consolidated financial statements, the effectiveness of our internal control over financial reporting in 2022, the review of interim financial statements, and related services, and services provided in connection with regulatory filings with the SEC.
(2)Audit-Related Fees consisted of fees for accounting consultations and professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)Tax Fees consisted of fees billed for professional services for tax compliance and tax advice.
All services performed for us by Ernst & Young LLP, our independent registered public accounting firm, and related fees incurred, were pre-approved by our Audit Committee.
Pre-Approval Procedures
The Audit Committee has procedures in place for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Ernst & Young LLP. The Audit Committee generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1^	Agreement and Plan of Merger, dated February 25, 2024, by and among NGM Biopharmaceuticals, Inc., Atlas Neon Parent, Inc. and Atlas Neon Merger Sub, Inc.	8-K	001-38853	2.1	2/26/24
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38853	3.1	4/8/19
3.2	Amended and Restated Bylaws	S-1	333-227608	3.4	9/28/18
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 20, 2015.	S-1	333-227608	4.1	9/28/2019
4.2	Form of Common Stock Certificate.	S-1	333-227608	4.2	4/1/2019
4.3	Description of Capital Stock.	10-K	001-38853	4.3	3/17/2020
10.1*	2008 Equity Incentive Plan, as amended.	S-1	333-227608	10.1	9/28/2018
10.2*	Form of Stock Option Agreement and Stock Option Grant Notice under the 2008 Equity Incentive Plan.	S-1	333-227608	10.2	9/28/2018
10.3*	Amended and Restated 2018 Equity Incentive Plan.	S-1	333-227608	10.3	3/25/2019
10.4*	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the Amended and Restated 2018 Equity Incentive Plan.	S-1	333-227608	10.4	3/25/2019
10.5*	Forms of Restricted Stock Unit Agreement and Notice of Grant of Restricted Stock Unit under the Amended and Restated 2018 Equity Incentive Plan.	S-1	333-227608	10.5	3/25/2019
10.6*	2019 Employee Stock Purchase Plan.	S-1	333-227608	10.6	3/25/2019
10.7*	Form of Indemnification Agreement, by and between NGM Biopharmaceuticals, Inc. and each of its directors and executive officers.	S-1	333-227608	10.7	9/28/2018
10.8*	Non-Employee Director Compensation Policy	10-Q	001-38853	10.1	5/4/2023
10.9*	Forms of Stock Option Agreement and Notice of Grant of Stock Option for Non-employee Directors Under the Amended and Restated 2018 Equity Incentive Plan.	10-Q	001-38853	10.2	8/5/2021
10.10	Sublease Agreement, by and between NGM Biopharmaceuticals, Inc. and AMGEN Inc., dated December 11, 2015.	S-1	333-227608	10.9	9/28/2018
10.11*	Executive Employment Offer Letter, by and between NGM Biopharmaceuticals, Inc. and Jin-Long Chen, Ph.D.	S-1	333-227608	10.11	9/28/2018
10.12*	Executive Employment Agreement, by and between NGM Biopharmaceuticals, Inc. and David Woodhouse, Ph.D.	S-1	333-227608	10.13	3/25/2019

10.13*	Offer Letter Agreement, by and between the Registrant and Siobhan Nolan Mangini, dated as of May 20, 2020.	10-Q	001-38853	10.12	8/12/2020
10.14*	Offer Letter Agreement, by and between the Registrant and Hsiao D. Lieu, M.D., dated as of January 16, 2019.	10-K	001-38853	10.14	3/11/2024
10.15*	Offer Letter Agreement, by and between the Registrant and Valerie L. Pierce, dated as of August 6, 2019, and related information.	10-K	001-38853	10.15	3/11/2024
10.16*	Offer Letter and Arbitration Agreement, by and between the Registrant and Jean-Frédéric Viret, Ph.D., dated as of October 20, 2023.	10-K	001-38853	10.16	3/11/2024
10.17#	Research Collaboration, Product Development and License Agreement by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp., dated as of February 18, 2015.	S-1	333-227608	10.15	9/28/2018
10.18	Letter Agreement, by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp., dated as of March 20, 2015.	S-1	333-227608	10.17	9/28/2018
10.19**	Amended and Restated Research Collaboration, Product Development and License Agreement, made effective as of June 30, 2021, by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp.	10-Q	001-38853	10.1	8/5/2021
10.20#	Multi-Product Licence Agreement by and between NGM Biopharmaceuticals, Inc. and Lonza Sales AG, dated as of October 31, 2014, as amended by Amendment No. 1 on July 28, 2015, Amendment No. 2 on October 7, 2015, Amendment No. 3 on April 26, 2016, Amendment No. 4 on October 3, 2017, Amendment No. 5 on March 16, 2018 and Amendment No. 6 on February 6, 2019.	S-1	333-227608	10.17	4/1/2019
10.21**	Amendment No. 7 on December 22, 2020 to Multi-Product Licence Agreement by and between NGM Biopharmaceuticals, Inc. and Lonza Sales AG, dated as of October 31, 2014.	10-K	001-38853	10.17	3/15/2020
10.22**	Amendment No. 8 on February 10, 2021 to Multi-Product Licence Agreement by and between NGM Biopharmaceuticals, Inc. and Lonza Sales AG, dated as of October 31, 2014.	10-K	001-38853	10.18	3/15/2020
10.23**	Amendment No. 9 on November 3, 2021 to Multi-Product Licence Agreement by and between NGM Biopharmaceuticals, Inc. and Lonza Sales AG, dated as of October 31, 2014.	10-K	001-38853	10.23	3/1/2022
10.24**	Amendment No. 10 on October 31, 2023 to the Multi-Product Licence Agreement by and between NGM Biopharmaceuticals, Inc. and Lonza Sales AG, dated as of October 31, 2014.	10-Q	001-38853	10.2	11/2/2023
10.25	Letter Agreement, by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp., dated as of March 15, 2019.	S-1	333-227608	10.18	3/25/2019

10.26	Letter Agreement, by and between NGM Biopharmaceuticals, Inc. and Merck Sharp & Dohme Corp., dated as of March 30, 2022.	10-Q	001-38853	10.1	5/5/2022
10.27	Lease agreement, by and between NGM Biopharmaceuticals, Inc. and HCP BTC, LLC, dated as of July 7, 2022.	10-Q	001-38853	10.1	8/4/2022
10.28^	Limited Guaranty, dated February 25, 2024	8-K	001-38853	2.1	2/26/24
21.1	Subsidiaries of NGM Biopharmaceuticals, Inc.	10-K	001-38853	21.1	3/11/2024
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-38853	23.1	3/11/2024
24.1	Power of Attorney (included on signature page).	10-K	001-38853	24.1	3/11/2024
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38853	31.1	3/11/2024
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38853	31.2	3/11/2024
31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38853	32.1	3/11/2024
97.1	NGM Biopharmaceuticals, Inc. Incentive Compensation Recoupment Policy	10-K	001-38853	97.1	3/11/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

^ Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NGM Biopharmaceuticals, Inc.

Date: April 4, 2024	By:	/s/ David J. Woodhouse
David J. Woodhouse, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)